Form 10-Q
period 2024-09-30
Black Spade Acquisition II Co
filed 2024-11-12
CIK 2025065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 12, 2024, there were 15,300,000 Class A ordinary shares, $0.0001 par value and 3,825,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLACK SPADE ACQUISITION II CO

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Unaudited Condensed Balance Sheet as of September 30, 2024	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from May 9, 2024 (Inception) Through September 30, 2024	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2024 and for the Period from May 9, 2024 (Inception) Through September 30, 2024	3
Unaudited Condensed Statement of Cash Flows for the Period from May 9, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLACK SPADE ACQUISITION II CO

CONDENSED BALANCE SHEET

(UNAUDITED)

SEPTEMBER 30, 2024

Assets
Current assets
Cash	$2,128,294
Prepaid expenses and other current assets	187,651
Total current assets	2,315,945

Long-term prepaid insurance	49,333
Cash held in Trust Account	153,675,282
Total Assets	$156,040,560

Liabilities and Shareholders’ Deficit
Current Liabilities
Due to related party	$26,000
Accrued expenses	130,911
Total current liabilities	156,911
Deferred underwriting fee	4,257,000
Total Liabilities	4,413,911

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 15,300,000 shares at redemption value of approximately $10.04 per share	153,675,282

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,500,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; none issued or outstanding (excluding 15,300,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 3,825,000 shares issued and outstanding	382
Additional paid-in capital	—
Accumulated deficit	(2,049,015)
Total Shareholders’ Deficit	(2,048,633)
Total Liabilities and Shareholders’ Deficit	$156,040,560

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
	For the	May 9, 2024
	Three Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2024	2024
General and administrative costs	$184,650	$237,829
Loss from operations	(184,650)	(237,829)

Other income:
Change on over-allotment liability	221,227	221,227
Interest earned on cash held in Trust Account	675,282	675,282
Total other income	896,509	896,509
Net income	$711,859	$658,680

Weighted average shares outstanding, Class A redeemable ordinary shares	5,380,220	3,400,000
Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.10

Weighted average shares outstanding, Class B ordinary shares	3,776,064	3,454,152
Basic net income per share, Class B ordinary shares	$0.08	$0.10

Weighted average shares outstanding, Class B ordinary shares	3,824,933	3,484,854
Diluted net income per share, Class B ordinary shares	$0.08	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MAY 9, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 9, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(53,179)	(53,179)

Balance — June 30, 2024	—	$—	4,312,500	$431	$24,569	$(53,179)	$(28,179)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,084,669)	(2,740,437)	(8,825,106)

Sale of 11,120,000 Private Placement Warrants	—	—	—	—	5,560,000	—	5,560,000

Fair Value of Public Warrants at issuance	—	—	—	—	555,900	—	555,900

Allocated value of transaction costs to Class A shares	—	—	—	—	(55,849)	—	(55,849)

Forfeiture of Founder Shares	—	—	(487,500)	(49)	49	—	—

Removal of the over-allotment liability and recording of partial OA close	—	—	—	—	—	32,742	32,742

Net income	—	—	—	—	—	711,859	711,859

Balance — September 30, 2024	—	$—	3,825,000	$382	$—	$(2,049,015)	$(2,048,633)
(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 26, 2024, the underwriters partially exercised their over-allotment option to purchase an additional 300,000 units at a purchase price of $10.00 per Unit, and forfeited their option to purchase an additional 1,950,000 units. As a result, 487,500 Founder Shares were forfeited on September 26, 2024 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 9, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$658,680
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	58,059
Interest income on cash held in Trust Account	(675,282)
Change in fair value of over-allotment liability	(221,227)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(187,651)
Long term prepaid insurance	(49,333)
Accounts payable and accrued expenses	130,911
Due to related party	26,000
Net cash used in operating activities	(259,843)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(153,000,000)
Net cash used in investing activities	(153,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$150,340,000
Proceeds from sale of Private Placements Warrants	5,560,000
Repayment of promissory note - related party	(193,720)
Payment of offering costs	(318,143)
Net cash provided by financing activities	155,388,137

Net Change in Cash	2,128,294
Cash – Beginning of period	—
Cash – End of period	$2,128,294

Non Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$135,661
Deferred underwriting fee payable	$4,257,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from May 9, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company had granted the underwriters in the Initial Public Offering, a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any (“Over-Allotment Units”). On September 26, 2024, the underwriters exercised a portion of the option and purchased 300,000 Over-Allotment Units, generating gross proceeds of $3,000,000. In connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 120,000 Private Placement Warrants at a purchase price of $0.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $60,000. The underwriters have forfeited the option to purchase the remaining 1,950,000 Units.

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

Following the closing of the Initial Public Offering, on August 29, 2024, and the partial over-allotment close on September 26, 2024, an amount of $153,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

any money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act and/or held as cash or cash items (including in demand deposit accounts), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Proposed Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

previously released to pay taxes (less funds withdrawn for any permitted withdrawals), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 29, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2024. The interim results for the period from May 9, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2024, the Company had $2,128,294 in cash and working capital of $2,159,034. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,”as of September 30, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,128,294 in cash and no cash equivalents as of September 30, 2024.

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Cash held in Trust Account

As of September 30, 2024, the assets held in the Trust Account were cash, amounting to $153,675,282.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480, with the changes in fair value of the over-allotment liability recorded in the condensed statements of operations.

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$153,000,000
Less:
Proceeds allocated to Public Warrants	(555,900)
Proceeds allocated to the over-allotment option	(253,969)
Class A ordinary shares issuance costs	(7,339,955)
Plus:
Remeasurement of carrying value to redemption value	8,825,106
Class A Ordinary Shares subject to possible redemption, September 30, 2024	$153,675,282

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The calculation of diluted net income did not consider the effect of the 5,100,000 Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the 11,120,000 Private Placement Warrants to purchase an aggregate of 16,220,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

			For the Period from May 9,
	For the Three Months		2024 (Inception) Through
	Ended September 30,		September 30,
	2024		2024
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$418,287	$293,571	$326,738	$331,942
Denominator:
Basic weighted average ordinary shares outstanding	5,380,220	3,776,064	3,400,000	3,454,152
Basic net income per ordinary share	$0.08	$0.08	$0.10	$0.10

Diluted net income per ordinary share:
Numerator:
Allocation of net income	$416,066	$295,792	325,281	333,399
Denominator:
Diluted weighted average ordinary shares outstanding	5,380,220	3,824,933	3,400,000	3,484,854
Diluted net income per ordinary share	$0.08	$0.08	$0.10	$0.10

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant ($5,500,000 in the aggregate). In connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 120,000 Private Placement Warrants at a purchase price of $0.50 per Private

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Placement Warrant, generating additional gross proceeds to the Company of $60,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

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

On August 20, 2024, the Sponsor transferred a total of 630,000 Founder Shares to directors, officers and certain employees of Sponsor’s affiliates, at a price of $0.006 per share. The sale of the Founders Shares to each of the directors, officers and certain employees of Sponsor’s affiliates is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 630,000 shares granted to the directors, officers and certain employees of Sponsor’s affiliates was $1,096,200 or $1.74 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Due to Related Party

As of September 30, 2024, the balance of due to related party was $26,000, consisting of unpaid administrative service fee as described below.

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Promissory Note — Related Party

On May 21, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the consummation of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Company withdrew $193,720 under the Promissory Note, which was fully repaid subsequent to the closing of the Initial Public Offering, on September 5, 2024. As of September 30, 2024, there was no outstanding borrowings under the Promissory Note and the note is no longer available.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 23, 2024, through the earlier of the consummation of the initial Business Combination and liquidation, to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, the Company incurred $26,000 in fees for these services, of which such amount is included in due to related party in the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024, there were no amounts outstanding under the Working Capital Loans.

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

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024, there were no Class A ordinary shares issued or outstanding, excluding 15,300,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On May 21, 2024, 4,312,500 Class B ordinary shares were issued, of which an aggregate of up to 562,500 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 26, 2024, the underwriters partially

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

exercised their over-allotment option and purchased an additional 300,000 Units. Due to the partial exercise and the decision to forfeit the remaining option, 487,500 Class B ordinary shares were forfeited and the Sponsor subsequently holds 3,825,000 Founder Shares.

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

The Class B ordinary shares will convert into Class A ordinary shares concurrently with or immediately following the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon the completion of the Initial Public Offering, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including securities issued or issuable pursuant to forward purchase agreements or backstop arrangements the Company may enter into prior to or following consummation of this offering but excluding the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

NOTE 8. WARRANTS

As of September 30, 2024, there were 16,220,000 warrants outstanding, including 5,100,000 Public Warrants and 11,120,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

The Company will not redeem the Public Warrants for cash unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the public warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the public warrants on a cashless basis. If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, the Company may redeem warrants even if the holders are otherwise unable to exercise their warrants.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on September30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 29, 2024
Assets
Cash held in Trust Account	1	$153,675,282

The following table presents information about the Company’s assets and liabilities that are measured at fair value on August 29, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 29, 2024
Liabilities:
Over-allotment option liability	3	$253,969
Equity:
Fair value of Public Warrants for Class A ordinary shares subject to redemption allocation	3	$545,000

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations. Upon the partially exercise of the over-allotment option by the underwriters on September 26, 2024, the Company recorded $221,227 unrealized gain on change in fair value of over-allotment liability.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

Input	August 29, 2024
Risk-free interest rate	5.40%
Expected term (years)	0.12
Expected volatility	5.42%
Exercise price	$10.00
Fair value of over-allotment Unit	$0.113

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment
option liability
Fair value at May 9, 2024 (inception)	$—
Initial measurement of over-allotment option liability at August 29, 2024	253,969
Change in fair value of over-allotment option liability	(8,405)
Partially exercise of over-allotment option at September 26, 2024	(32,742)
Forfeiture of over-allotment option at September 26, 2024	(212,822)

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Fair value of over-allotment option liability at September 30, 2024	$—

The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

August 29,
2024
Underlying share price	$10.00
Exercise price	$11.50
Term (years)	6.0
Risk-free rate	3.7%
Volatility	3.3%
De-SPAC probability with market adjustment	20.0%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 9, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering (the “IPO”), described below, and after closing of the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $711,859, which consisted of change on over-allotment liability of $221,227 and interest earned on cash held in Trust Account of $675,282, partially offset by general and administrative cost of $184,650.

For the period from May 9, 2024 (inception) through September 30, 2024, we had net income of $658,680, which consisted of change on over-allotment liability of $221,227 and interest earned on cash held in Trust Account of $675,282, partially offset by general administrative cost of $237,829.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Units, a total of $153,000,000 was placed in the Trust Account. We incurred $7,395,804 in transaction costs, consisting of $2,660,000 of cash underwriting fee (net of $400,000 underwriters’ reimbursement), $4,257,000 of deferred underwriting fee, and $478,804 of other offering costs.

For the period from May 9, 2024 (inception) through September 30, 2024, cash used in operating activities was $259,843. Net income of $658,680 was affected by interest earned on cash held in Trust Account of $675,282, payment of formation costs through promissory note of $58,059 and change in fair value of over-allotment liability of $221,227. Changes in operating assets and liabilities used $80,073 of cash for operating activities.

As of September 30, 2024, we had cash held in the Trust Account of $153,675,282 (including $675,282 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $2,128,294 for working capital purpose. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team. We began incurring these fees on August 23, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, the Company incurred $26,000 in administrative support services fee, respectively, of which such amount is included in due to related party in the accompanying unaudited condensed balance sheet.

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

Critical Accounting Estimates

The preparation of the condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the Public Warrants are as follows:

August 29,
2024
Underlying share price	$10.00
Exercise price	$11.50
Term (years)	6.0
Risk-free rate	3.7%
Volatility	3.3%
De-SPAC probability with market adjustment	20.0%

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

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
1.1

Underwriting Agreement, dated August 27, 2024, among the Company, Clear Street LLC and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024).
4.1

Warrant Agreement, dated August 27, 2024, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.1

A Letter Agreement, dated August 27, 2024, among the Company and certain security holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.2

Investment Management Trust Agreement, dated August 27, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.3

Registration Rights Agreement, dated August 27, 2024, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.4

Sponsor Warrants Purchase Agreement, dated August 27, 2024, between the Company and Black Spade Sponsor LLC II (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.5

Administrative Services Agreement, dated August 27, 2024, between the Company and Black Spade Sponsor LLC II (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.6	Indemnity Agreement, dated August 27, 2024, between the Company and Chi Wai Dennis Tam (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 30, 2024).
10.7

Indemnity Agreement, dated August 27, 2024, between the Company and Shing Joe Kester Ng (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.8

Indemnity Agreement, dated August 27, 2024, between the Company and Richard Kirby Taylor (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.9

Indemnity Agreement, dated August 27, 2024, between the Company and Russell William Galbut (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.10

Indemnity Agreement, dated August 27, 2024, between the Company and Robert Steven Moore (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.11	Indemnity Agreement, dated August 27, 2024, between the Company and Po Yi Patsy Chan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 30, 2024).
10.12

Indemnity Agreement, dated August 27, 2024, between the Company and Wing Hong Sammy Hsieh (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

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

BLACK SPADE ACQUISITION II CO

Date: November 12, 2024	By:	/s/ Dennis Tam
	Name:	Dennis Tam
	Title:	Executive Chairman of the Board and Co-Chief Executive Officer

Date: November 12, 2024	By:	/s/ Kester Ng
	Name:	Kester Ng
	Title:	Director, Co-Chief Executive Officer and Chief Financial Officer