Form 10-K
period 2024-12-31
Black Spade Acquisition II Co
filed 2025-03-04
CIK 2025065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File Number 001-42258

BLACK SPADE ACQUISITION II CO

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 2902, 29/F, The Centrium 60 Wyndham Street, Central

Hong Kong	N/A
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: +852 3955 1316

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of Each Exchange
Title of Each Class	Symbol(s)	on Which Registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	BSIIU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value per share	BSII	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BSIIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s securities were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2024. The registrant’s units, Class A ordinary shares and warrants began trading on the Nasdaq Stock Market LLC on August 28, 2024. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2024. The aggregate market value of the Class A ordinary share outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary share on December  31, 2024, as reported on the Nasdaq Stock Market LLC, was $151,929,000.

As of February 28, 2025, 15,300,000 Class A ordinary shares and 3,825,000 Class B ordinary shares were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLACK SPADE ACQUISITION II CO

ANNUAL REPORT ON FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “Company” or “our company” are to Black Spade Acquisition II Co, a Cayman Islands exempted company;

“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association; “Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;

“Completion window” refers to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn for any permitted withdrawals), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends (i) 24 months from the closing of our initial public offering (or such earlier liquidation date as our board of directors may approve), or 27 months from the closing of our initial public offering (or such earlier liquidation date as our board of directors may approve) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering; or (ii) such other time period in which we must consummate an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association;

“directors” are to our current directors;

“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and Class B ordinary shares received from a share capitalization prior to our initial public offering and which are currently held by our sponsor and certain of our directors, officers and employees, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination, or earlier at the option of the holder, as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

“our initial public offering” is to our initial public offering, which was consummated on August 29, 2024;

“initial shareholders” are to holders of our founder shares prior to our initial public offering (including our sponsor and certain of our directors, officers and employees of sponsor’s affiliates who received 630,000 in aggregate founder shares from our sponsor);

“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on August 27, 2024;

“management” or our “management team” are to our officers and directors;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“private placement warrants” are to the warrants issued and sold to our sponsor at a purchase price of $0.50 per warrant in a private placement simultaneously with the closing of our initial public offering, each whole private placement warrant being exercisable to purchase one whole Class A ordinary share at $11.50 per share;

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial

i

shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

“sponsor” are to Black Spade Sponsor LLC II, a Cayman Islands limited liability company;

“units” are to our units issued in our initial public offering, each consisting of one Class A Ordinary Share and one-third of our public warrant;

“warrants” are to our public warrants and private placement warrants;

“working capital loans” are to loans that our sponsor, or certain of our officers and directors or their affiliates, may provide to us, although they are not obligated to do so, to address working capital deficiencies or to finance transaction costs in connection with a business combination; and

“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may impact a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months (or 27 months, as applicable), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.
●	We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.
●	The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
●	Past performance by our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

v

PART I

Item 1. Business

We are a blank check company incorporated under the laws of the Cayman Islands as an exempted company with limited liability for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets, which we refer to throughout this Annual Report as our initial business combination.

While we may pursue an initial business combination opportunity in any business or industry, we are focused on identifying a business combination target that can benefit from the extensive collective network, knowledge and experience of our founder and management team that is related to or in the entertainment industry, with a focus on enabling technology, lifestyle brands, products, or services and entertainment media (the “Target Sectors”). We recently announced our proposed business combination with World Media and Entertainment Universal Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“aWME”).

Our Founder and Our Sponsor

Black Spade Capital Limited (“Black Spade Capital”) is the private investment arm of Mr. Lawrence Ho and an affiliate of our sponsor, Black Spade Sponsor LLC II. Mr. Ho is a visionary entrepreneur and a globally recognized leader within the leisure and entertainment industry. Mr. Ho has been the chairman and chief executive officer of Melco International Development Limited, a company listed on the Stock Exchange of Hong Kong (collectively with its subsidiaries, “Melco International”) since March 2006. Mr. Ho is also currently the chairman and chief executive officer of Melco Resorts & Entertainment Limited, a company listed on the NASDAQ Global Select Market and a director of Studio City International Holdings Limited, a company listed on the New York Stock Exchange, both listed subsidiaries of Melco International.

Black Spade Capital, headquartered in Hong Kong, has a team of over 10 members, including professionals with experience from global investment banks and law firms such as UBS, Freshfields, Goldman Sachs, and Merrill Lynch, and runs a global portfolio consisting of a wide spectrum of cross-border investments including ownership of businesses in the healthcare, media & web3 sectors, and consistently seeks to add new investment projects and opportunities to its portfolio. Black Spade Capital’s investment strategy covers all geographic regions and sectors whilst maintaining a portfolio of diversified asset classes, including equities (including SPAC and pre-IPO investments), fixed income and real estate. In 2018, Black Spade Capital became the first ever issuer of bonds denominated in Macau’s local currency patacas with its MOP$2 billion bond issuance. Black Spade Capital is also a controlling shareholder of iRad, which is one of the largest private radiology practices in Hong Kong.

The Company is the second special purpose acquisition company of our founder, Black Spade Capital and our management team. Our first special purpose acquisition company, Black Spade Acquisition Co (“BSAQ”), completed its $169.0 million initial public offering in August 2021. In August 2023, BSAQ completed a business combination with VinFast Auto Ltd. (“VinFast”), a leading Vietnamese automaker and the first Vietnamese business to list in the U.S. by way of a business combination. VinFast, the electric vehicle arm of Vingroup JSC, one of Vietnam’s largest conglomerates that is owned by the richest man in Vietnam, Mr. Pham Nhat Vuong, is a pure-play electric vehicle manufacturer with the mission of making EVs accessible to everyone. VinFast boasts an automotive manufacturing complex in Vietnam and aims to innovate to bring high-quality products, advanced smart services, and seamless customer experiences for all to inspire global customers to jointly create a future of smart mobility and a sustainable planet. VinFast’s product lineup today includes a wide range of electric SUVs, e-scooters, and e-buses. VinFast is currently embarking on its next growth phase through rapid expansion of its distribution and dealership network globally and increasing its manufacturing capacities with a focus on key markets across North America, Europe and Asia. Despite the complexity of the business combination transaction and a substantial valuation, the 91-day transaction timeline from date of announcement to shareholders’ approval highlights the premier speed of execution. The business combination between VinFast and BSAQ is the third largest ever de-SPAC by deal value (based on Dealogic data available through April 2024) and saw strong price performance post listing, with average closing prices of $23.88 and $3.79, intraday highs of $93.00 and $10.00, peak day close prices of $82.35 and $7.89 and average daily trading volume of 6.15 million and 1.42 million for VinFast’s ordinary shares and warrants, respectively, in the eight weeks after VinFast began trading on Nasdaq Stock Market LLC (“Nasdaq”). As of February 27, 2025, the last reported sale price of VinFast’s ordinary shares and warrants as reported on Nasdaq was $3.54 per ordinary share and $0.30 per warrant, respectively. VinFast is listed on Nasdaq under the ticker symbol “VFS”.

Company History

On May 21, 2024, our sponsor purchased 4,312,500 of the Company’s Class B ordinary shares (the “founder shares”) in exchange for a capital contribution of $25,000 that was paid by our sponsor for deferred offering costs. The founder shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of founder shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after our initial public offering. On September 26, 2024, the underwriters partially exercised their over-allotment option and purchased an additional 300,000 Units. Due to the partial exercise and the decision to forfeit the remaining option, 487,500 Class B ordinary shares were forfeited and our sponsor subsequently holds 3,825,000 founder shares.

On August 20, 2024, our sponsor transferred a total of 630,000 founder shares to directors, officers and certain employees of Sponsor’s affiliates, at a price of $0.006 per share.

On August 29, 2024, we completed our initial public offering of 15,000,000 units at a price of $10.00 per unit, generating gross proceeds of $150,000,000. Each unit consists of one of the Company’s shares of Class A ordinary shares, par value $0.0001 per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of our initial public offering, our sponsor purchased an aggregate of 11,000,000 warrants at a price of $0.50 per warrant, generating gross proceeds of $5,500,000 in the aggregate. On September 26, 2024, the underwriters purchased an additional 300,000 units pursuant to the partial exercise of the over-allotment option. Such units were sold at an offering price of $10.00 per unit, generating additional gross proceeds to the Company of $3,000,000. Also in connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 120,000 private placement warrants at a purchase price of $0.50 per warrant, generating additional gross proceeds to the Company of $60,000.

Following the closing of our initial public offering, on August 29, 2024, and the partial over-allotment close on September 26, 2024, an amount of $153,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the private placement warrants was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On October 7, 2024, we announced that, commencing on October 7, 2024, the holders of the Company’s units may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on Nasdaq under the symbol “BSIIU” and the Class A ordinary shares and warrants that were separated trade under the symbols “BSII” and “BSIIW,” respectively.

Initial Business Combination

The rules of Nasdaq and our amended and restated memorandum and articles of association require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account(net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the Nasdaq’s 80% fair market value test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team and our independent directors own or will own, directly or indirectly, founders shares and/or private placement warrants following our initial public offering which securities will be worthless if we fail to complete a business combination and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future may further have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers will materially undermine our ability to complete our business combination.

We will seek to identify targets globally that are likely to provide attractive financial returns through business combinations. However, we have yet to determine a time frame, an investment amount or any other criteria, which would trigger our search for business opportunities. We believe our founder and management team can contribute significantly to this search with their extensive network, knowledge and experience. There is no restriction in the geographic location of targets we can pursue.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Proposed Business Combination with aWME

On January 27, 2025, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with aWME and WME Merger Sub Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of aWME (“Merger Sub”). Pursuant to the Business Combination Agreement, among other transactions, Merger Sub will merge with and into Black Spade II (“Merger”), with Black Spade II surviving the Merger as a wholly-owned subsidiary of aWME (the “Business Combination”).

Pursuant to the Business Combination Agreement, among other things, prior to the effective time of the Merger (the “Merger Effective Time”), (i) the fourth amended and restated memorandum and articles of association of aWME will be adopted and become effective, (ii) aWME will re-designate (x) each ordinary share of aWME (other than non-voting ordinary shares) that is not held by AMTD Digital Inc. (“AMTD Digital”), an existing shareholder of aWME, into one Class A ordinary share of aWME (“aWME Class A Ordinary Share”), (y) each ordinary share of aWME (other than non-voting ordinary shares) that is held by AMTD Digital into one Class B ordinary share of aWME (“aWME Class B Ordinary Share”) and (z) each non-voting ordinary share of aWME into one non-voting preferred share of aWME (“aWME Preferred Share”) and (iii) immediately prior to the Merger Effective Time, aWME will effect a share consolidation or subdivision such that (x) each aWME Class A Ordinary Share will be consolidated or divided into a number of aWME Class A Ordinary Shares equal to the Adjustment Factor (as defined below), (y) each aWME Class B Ordinary Share will be consolidated or divided into a number of aWME Class B Ordinary Shares equal to the Adjustment Factor and (z) each aWME Preferred Share will be consolidated or divided into a number of aWME Preferred Shares equal to the Adjustment Factor (as defined below) (the actions described in item (iii), the “Recapitalization”). The “Adjustment Factor” is a number resulting from dividing the Per Share aWME Equity Value by $10.00. The “Per Share aWME Equity Value” is obtained by dividing (a) the equity value of aWME (being $488,000,000) by (b) the aggregate number of ordinary shares of aWME issued and outstanding immediately prior to the Recapitalization.

At the Merger Effective Time and as a result of the Merger, (i) each of our Class B ordinary share that is issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled in exchange for the right to receive one aWME Class A Ordinary Share; (ii) each of our Class A ordinary share that is issued and outstanding immediately prior to the Merger Effective Time (other than our Class A ordinary shares that are treasury shares, validly redeemed shares or our Dissenting Shares (as defined below)) will be cancelled in exchange for the right to receive one aWME Class A Ordinary Share; (iii) each of our Class A ordinary share that is held as a treasury share will be cancelled and cease to exist; (iv) each of our issued and outstanding Class A ordinary share that is validly redeemed will be cancelled in exchange for the right to be paid a pro rata share of the aggregate amount payable with respect to the our shareholder redemption; and (v) each of our issued and outstanding Class A ordinary share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands (“Dissenting Share”) will be cancelled and carry no right other than the right to receive the payment of the fair value of such Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands.

At the Merger Effective Time, each of our issued and outstanding warrant sold to the public and to our sponsor, in a private placement in connection with our initial public offering will be exchanged for a corresponding warrant exercisable for aWME Class A Ordinary Shares.

Emerging Growth Company Status and Other Corporate Information

Our executive offices are located at Suite 2902, 29/F, The Centrium, 60 Wyndham Street, Central, Hong Kong, our telephone number +852 3955 1316, and our email is info@blackspadeacquisitionii.com.

We are an exempted company with limited liability incorporated on May 9, 2024 under the laws of the Cayman Islands. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received an undertaking as to tax concessions from the Cabinet Office of the Cayman Islands that, in accordance with the Tax

Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from May 17, 2024, no law which is thereafter enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of any relevant payment as defined in the Tax Concessions Act (2018 Revision).

In addition, prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We do not currently intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their capital stock, shares or other equity securities in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination initially in the amount of $148,743,000 (assuming no redemptions and which includes the proceeds from the sale of the private placement warrants), after payment of $4,302,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into prior to or following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing of the initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into prior to or following consummation of our initial public offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

As was the case in Black Spade Acquisition Co’s successful business combination with VinFast, in evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

So long as we maintain a listing for our securities on Nasdaq, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);
●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open-market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of a proposed business combination.

The purpose of any such purchases of shares could be (i) to vote in favor of a proposed business combination and thereby to increase the likelihood of obtaining shareholder approval of the business combination by purchasing shares from holders that would have voted against a proposed transaction (as any public shares so purchased by our sponsor, directors, officers, advisors or their affiliates in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the proposed business combination) or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding and/or increase the likelihood of approval of matters submitted to the warrant holders for approval in connection with our initial business combination (as any public warrants so purchased by our sponsor, directors, officers, advisors or their affiliates in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving such matters). Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of funds withdrawn for any permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of shareholders holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 5,737,501, or 37.5% (assuming all issued and outstanding shares are voted), or 956,250, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 15,300,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against or abstain from voting on the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1 under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe it will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

In addition, our amended and restated memorandum and articles of association (in the form currently effective) provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to complete our initial business combination (or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering). If we do not complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less funds withdrawn for any permitted withdrawals), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of funds withdrawn for any permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,117,016 of proceeds held outside the trust account as of December 31, 2024, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any remaining interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us such remaining interest of up to $100,000 as a permitted withdrawal of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm)for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less funds withdrawn for any permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less funds withdrawn for any permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $2,117,016 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $650,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

We may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at Suite 2902, 29/F, The Centrium, 60 Wyndham Street, Central, Hong Kong from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the target search or business combination process we are in. We may plan to have full time employees other than the executive officers prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Ability to Consummate a Business Combination and Post-Business Combination Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Item 1. Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.”

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own approximately 20% of the sum of our issued and outstanding ordinary shares immediately following the completion of our initial public offering (assuming our initial shareholders do not purchase any units in our initial public offering). Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to attend and vote at a general meeting of the Company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 5,737,501, or 37.5% (assuming all issued and outstanding shares are voted), or 956,250, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 15,300,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, unforeseen events such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less funds withdrawn for any permitted withdrawals), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may impact a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Any price paid for such securities may be less than the amount a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. It is intended that, if Rule 10b-18 under the Exchange Act would apply to purchases by our sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of such purchases. The purpose of any such purchases of shares could be (i) to increase the likelihood of obtaining shareholder approval of the business combination by purchasing shares from holders that would have voted against a proposed transaction (as any public shares so purchased by our sponsor, directors, officers, advisors or their affiliates in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the proposed business combination) or (ii)to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding and/or increase the likelihood of approval of any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible (as any public warrants so purchased by our sponsor, directors, officers, advisors or their affiliates in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving such matters). Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. Additionally, in the event our sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	the registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;
●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;
●	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Annual Report entitled “Item 1. Business—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholder’s equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Since only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase–in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Although we may be deemed to be a “blank check” company under the United States securities laws, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units have become immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We do not currently intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Affiliates of our sponsor have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

Affiliates of our sponsor currently invest and plan to continue to invest in, incubate, and grow successful businesses in sectors such as leisure, entertainment and lifestyle. There may be overlap of investment opportunities with affiliates of our sponsor that are actively investing and similar overlap with future affiliates. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by our sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other entities affiliated with our sponsor, and such activities may create conflicts of interest in making decisions on our behalf.

Certain members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to our sponsor and its other affiliates. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other affiliated entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other affiliated entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months (or 27 months, as applicable), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months (or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within the completion window), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

As of December 31, 2024, of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $2,117,016 are available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months (or 27 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $650,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less funds withdrawn for any permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. This liability will not apply with respect to any claims by a third party that executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of funds withdrawn for any permitted withdrawals. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less funds withdrawn for any permitted withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor below entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. Notwithstanding the restrictions on investment of the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We might be forced to abandon our efforts to complete a business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account will be held only as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and investing solely in U.S. government treasury obligations. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month (or 27-month with the extension) anniversary of the effective date of the registration statement of our initial public offering, instruct the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested. However, interest previously earned on the funds held in the trust account still may be released to us to for permitted withdrawals, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month (or 27-month with the extension) anniversary of the effective date of the registration statement of our initial public offering, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month (or 27-month with the extension) anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month (or 27-month with the extension) anniversary, and instead hold all funds in the trust account in cash or in interest bearing demand deposit accounts at banks, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon

Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC issued final rules relating to SPACs (the “SPAC Rules”), effective as of 125 days following the publication of the SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022 requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we do not consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond such 24 months (or 27 months, as applicable) before redemption from our trust account.

If we do not consummate our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less funds withdrawn for any permitted withdrawals), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months (or 27 months, as applicable) from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is elected as a single class with concurrent terms of two years. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the shares upon exercise of the public warrants is not registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

However, we have agreed that, as soon as practicable, but in no event later than 30 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our best efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In the event of a cashless exercise pursuant to the preceding paragraph, the number of Class A ordinary shares that you will receive upon cashless exercise of a public warrant will be based on the formula pursuant to our warrant agreement.

There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the volume-weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Past performance by our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and their affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experience of our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our sponsor or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

The prior investment track records of our management team, our sponsor and their affiliates may not be available on publicly available sources or may be subject to confidentiality agreements.

As the prior investment track records of our management team, our sponsor and their affiliates, including the investments and transactions in which they have participated in and businesses with which they have been associated with, are primarily private transactions, information regarding their involvement with such transactions may not be publicly available or is subject to confidentiality terms. This may limit the availability of information to our investors and potential target businesses pertaining to our team’s past track record which in turn may adversely affect our marketing efforts and ability to generate attractive business combination opportunities for our company.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “ – If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

With limited exceptions, we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 150,000,000 Class A ordinary shares, par value $0.0001 per share, 15,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,500,000 preference shares, par value $0.0001 per share. As of February 28, 2025, there are 136,531,490 and 11,175,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares or pursuant to any forward purchase or backstop arrangement we may enter into prior to or following the consummation of our initial public offering. The Class B ordinary shares are convertible into Class A ordinary shares automatically concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will convert into Class A ordinary shares automatically concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, approximately 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon the completion of our initial public offering, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including securities issued or issuable pursuant to forward purchase agreements or backstop arrangements we may enter into prior to or following consummation of our initial public offering but excluding the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,”, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for 2025 and subsequent taxable years may depend on whether we qualify for the PFIC “start-up exception”) (as described in our initial public offering prospectus under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, upon written request from a U.S. investor, we will endeavor to provide to a U.S. investor a PFIC Annual Information Statement in order to enable the U.S. investor to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. U.S. investors should consult their tax advisers regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of our initial public offering prospectus under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-third of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units issued in our initial public offering is unclear under current law. It is also unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in our initial public offering prospectus under the caption “Taxation—United States Federal Income Tax Considerations) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. For a more detailed explanation of these and other uncertainties relating to the U.S. federal income tax consequences of owning our Class A ordinary shares or warrants, see the section of our initial public offering prospectus under the caption “Taxation—United States Federal Income Tax Considerations.”.

Our initial business combination or transactions relating thereto may result in taxes imposed on us and our shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, merge with another company, or reincorporate in the jurisdiction in which the target company or business is located or another jurisdiction. Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. A shareholder or warrant holder may be required to recognize taxable income with respect to our business combination or transactions relating thereto in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. In the event of a reincorporation or merger, any tax liability may attach prior to any consummation of redemptions of our Class A ordinary shares. We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after our business combination. In addition, we could be treated as tax resident in the jurisdiction in which the target company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrant holders (e.g., withholding taxes on dividends and taxation of disposition gains).

We may effect a business combination with a target company that has business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Investors may suffer adverse tax consequences in connection with acquiring, owning and disposing of our Class A ordinary shares and/or our warrants.

The tax consequences in connection with acquiring, owning and disposing of our Class A ordinary shares or warrants may differ from the tax consequences in connection with acquiring, owning and disposing of securities in other entities and may differ depending on an investor’s particular circumstances, including their tax residence. Such tax consequences could be materially adverse to investors and investors should seek their own tax advice about the tax consequences in connection with acquiring, owning and disposing of our Class A ordinary shares or warrants, including, without limitation, the tax consequences in connection with the exercise of the warrants, the redemption of our Class A ordinary shares and/or warrants or any liquidation of the Company and whether any payments received in connection with a redemption or any liquidation would be taxable.

A majority of our directors and officers live outside the United States, and after our initial business combination, it is possible that all or a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

A majority of our directors and officers live outside of the United States, and it is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon us or all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that key personnel, including members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such person in their capacity as a director or officer of the Company and the opportunity is one the Company is legally and contractually permitted to undertake and would otherwise be reasonable for the Company to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise with respect to our business combinations and certain other transactions. Any salary or fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Pursuant to any such engagement, such person or entity may earn its salary or fee upon closing of the initial business combination. The payment of such salary or fee would likely be conditioned upon the completion of the initial business combination. Therefore, such persons or entities may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice such entity provides us, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 21, 2024, our sponsor paid $25,000, or approximately $0.006 per share, to cover certain of our expenses in exchange for 4,312,500 founder shares. Prior to our initial public offering, our sponsor transferred an aggregate of 630,000 of its founder shares to our directors, officers and certain employees of sponsor’s affiliates. 487,500 Class B ordinary shares were forfeited due to the partial exercise of the underwriters’ over-allotment option resulting in our initial shareholders to hold an aggregate of 3,825,000 founder shares. Prior to the initial investment in the Company of $25,000 by the initial shareholders, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 11,000,000 private placement warrants at a price of $0.50, generating gross proceeds of $5,500,000. In connection with the partial exercise of the underwriters’ over-allotment option on September 26, 2024, we sold an additional 120,000 private placement warrants to our sponsor at a price of $0.50 per private placement warrant, generating additional gross proceeds of $60,000. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the completion window of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provide us with approximately $148.7 million that we may use to complete our initial business combination (after taking into account the approximately $4.3 million of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. If this were to occur, we cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under the Companies Act, which requires the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in this Annual Report, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private placement warrants, voting together as a single class, to allow for the warrants to be, or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants, and (ii) the private placement warrants require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of the votes cast by our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under the Companies Act which requires the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the votes cast by our ordinary shares. Our initial shareholders, who collectively beneficially own approximately 20% of our ordinary shares after the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of funds withdrawn for any permitted withdrawals), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We recently announced our proposed business combination with aWME whose enterprise value is greater than the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that proposed business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of December 31, 2024, our initial shareholders own approximately 20% of the sum of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in our initial public offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be elected as a single class and serve for a concurrent term for two years. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors are likely to continue in office until at least the completion of the business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Prior to the initial business combination, only holders of Class B ordinary shares will have the right to vote on any resolution of shareholders to appoint or remove directors.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants and private placement warrants, or for amendments necessary for the warrants to be classified as equity. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements (provided that such amendment shall not increase the warrant price or shorten the exercise period), but otherwise requires the approval by the holders of at least 50% of the then outstanding public warrants and private placement warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants and private placement warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements without the consent of any shareholder or warrant holder; provided that this clause (ii) shall not allow any amendment that would increase the warrant price or shorten the exercise period. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants and private placement warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a an issue price or effective issue price of less than $9.50 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) market value of our Class A ordinary shares during the 20-trading-day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.50 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 5,100,000 of our Class A ordinary shares as part of the units offered in connection to our initial public offering. In addition, we have issued in a private placement an aggregate of 11,120,000 private placement warrants, at $0.50 per warrant. In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 4,000,000 private placement warrants, at the price of $0.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company with limited liability incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Appleby, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and/or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

The PRC government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC has recently proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based internet giants. Pursuant to Article 6 of the Measures for Cybersecurity Review (Draft for Comments), companies holding data on more than 1 million users must now apply for cybersecurity approval when seeking listings in other nations due to the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.”

Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future and with little advance notice. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or become worthless. In addition, if we were to attempt to complete a business combination with a company that was subject to CAC or CSRC regulations, the CAC or CSRC could not provide approval for the transaction and prevent us from completing a business combination, which would result in our expending significant costs without being able to complete a business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries in General

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Corporate governance standards in non-US countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in non-US countries are weaker than those in the United States. This could result in unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

If the government of the country in which we effect our initial business combination finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Some countries currently prohibit and/or restrict foreign ownership in certain “important industries,” including technology, entertainment and others. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;
●	confiscate relevant income and impose fines and other penalties;
●	discontinue or restrict the operations of the potential future target business;
●	require us or the potential future target business to restructure the relevant ownership structure or operations;
●	restrict or prohibit our use of the proceeds of our initial public offering to finance our businesses and operations in the relevant jurisdiction; or
●	impose conditions or requirements with which we or the potential future target business may not be able to comply.

Many economies are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many economies have experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

The target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and a potentially lengthy review and/or ultimately prohibited by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS).

Our sponsor is controlled by non-U.S. persons, and immediately following the consummation of the offering, our sponsor will own approximately 16.4% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the

CFIUS. CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, and we could therefore be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited, and we may be adversely affected in terms of competing with other special purpose acquisition companies that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Risks Associated with Acquiring and Operating a Business in China

If we effect our initial business combination with a business located in the in the People’s Republic of China, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be adequate in this jurisdiction. In addition, to the extent that our target business’s material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If we effect our initial business combination with a business located in the PRC, we may be subject to certain risks associated with acquiring and operating businesses in the PRC.

We may be subject to certain risks associated with acquiring and operating a business in the PRC in our search for a business combination and operation of any target business with which we ultimately consummate a business combination.

First, certain rules and regulations concerning mergers and acquisitions by foreign investors in the PRC may make merger and acquisition activities by foreign investors more complex and time consuming, including, among others:

●	the requirement that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in certain circumstances in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or the requirement that the antitrust enforcement agency of the State Council (currently the “Antitrust Bureau of the State Administration for Market Regulation”) be notified in advance of any concentration of undertaking if certain thresholds are triggered;
●	the authority of certain government agencies to have scrutiny over the economics of an acquisition transaction and requirement for consideration in a transaction to be paid within stated time limits; and
●	the requirement for mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns to be subject to strict
●	review by the MOFCOM.

Complying with these and other requirements could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to acquire PRC-based businesses. A business combination we propose may not be able to be completed if the terms of the transaction do not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

In addition, the PRC currently prohibits and/or restricts foreign ownership in certain “restricted industries,” including but not limited to, for example, certain value added telecommunications services. There is no assurance that the PRC government will not apply restrictions in other industries. If we decide to consummate our initial business combination with a PRC target company, the combined company may face various legal and operational risks and uncertainties after the business combination. As a result, the prohibitions and/or restrictions of foreign ownership in certain “restricted industries” may limit the pool of acquisition candidates we may acquire in China.

Our potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, the State Administration of Foreign Exchange of the PRC, or “SAFE” promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or “SAFE Circular 37”. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future. Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents comply with all of the requirements under SAFE Circular 37 or other related rules. Failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Bureau of the State Administration for Market Regulation and other antitrust agencies. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the Rules of the State Council on Declaration Threshold for Concentration of Business Undertakings (as amended on September 18, 2018), pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means.

On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Antitrust Law of the People’s Republic of China, or the “Decision to Amend the Antitrust Law,” was adopted and became effective on August 1, 2022. The Decision to Amend the Antitrust Law strengthens the regulation on the internet platforms, requiring that companies shall not use data and algorithms, technologies, capital advantages, platform rules and other means to engage in monopolistic conduct and also escalates the administrative penalties for monopolistic conduct and for the failure to notify the antitrust agencies on proposed transactions that will lead to concentration of businesses. The State Council Antitrust Enforcement Agency may order to reinstate the original status prior to the concentration and impose a fine on the operators. Since such provisions are relatively new, uncertain still remains as to the interpretation and implementation of such laws and regulations. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If the antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our initial business combination period is within 18 months from the closing of our initial public offering, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of our initial public offering. In that event, we may be required to liquidate.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China or Hong Kong against us or our management and directors named in the prospectus based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China or Hong Kong.

Most of our directors and officers have ties to mainland China and/or Hong Kong. In addition, following completion of an initial business combination, we may remain a company incorporated under the laws of the Cayman Islands, and some of the post-combined company’s officers and directors may reside in China or Hong Kong. As a result, it may be difficult for you effect service of process upon us or those persons. Even with service of process, it may also be difficult to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against these officers and directors in China or Hong Kong.

In addition, there is uncertainty as to whether the courts of the PRC or Hong Kong would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. In Hong Kong, judgment of U.S. courts against us or against our directors or executive officers residing in Hong Kong will not be directly enforceable in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the U.S. However, the common law permits an action to be brought upon a foreign judgment. In other words, a foreign judgment itself may form the basis of a cause of action since the judgment may be regarded as creating a debt between the parties to it. In a common law action for enforcement of a foreign judgment in Hong Kong, the enforcement is subject to various conditions, including but not limited to, that the foreign judgment is a final judgment conclusive upon the merits of the claim, the judgment is for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. As a result, it is uncertain whether and on what basis a PRC or Hong Kong court would enforce a judgment rendered by a court in the U.S. See the section titled “Enforceability of Civil Liabilities” for further information.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China or Hong Kong. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our initial public offering to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our initial public offering to a PRC target company and the use of such proceeds by the PRC target company. In addition, following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of RMBs into foreign currencies. Currently, Foreign Invested Enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of RMBs. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our initial public offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC. However, the funds held in our trust account are not held in China, they are held in U.S. dollars in the United States with Continental Stock Transfer & Trust Company and therefore shareholder redemption rights would not be impacted.

Our initial business combination may be subject to national security review by the PRC government, and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or “Security Review Regulations”, which became effective on March 3, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors. On December 19, 2020, the National Development and Reform Commission (the “NDRC”) and the MOFCOM jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made pursuant to the National Security Law and the Foreign Investment Law, which became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment, while leaving substantial room for interpretation and speculation. Foreign investors or the relevant parties in China (hereinafter referred to collectively as the “parties concerned”) are required to provide advance notice to the office of the working mechanism relating to a proposed foreign investment within the following categories so that it can consider whether to permit such an investment: (a) military industry, military industrial supporting and other fields relating to the security of national defense, and investments in areas surrounding military facilities and military industry facilities; and (b) important agricultural products, important energy and resources, important equipment manufacturing, important infrastructure, important transport services, important cultural products and services, important information technology and Internet products and services, important financial services, key technologies and other important fields relating to national security. Prior to a decision being made by the office of the working mechanism, the parties concerned shall not consummate the proposed investment.

The Security Review Regulations and the New FISR Measures will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations and the New FISR Measures. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete our potential initial business combination, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our initial business combination period is 18 months from the closing of our initial public offering, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of our initial public offering.

Our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures, which became effective on February 15, 2022, amend the Measures for Cybersecurity Review (Draft Revision for Comments) released on July 10, 2021. The New Measures require that certain operators of data processing activities that affect or may affect national security or that handle personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.

Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Annual Report, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if, for example, our potential initial business combination is with a target business operating in the PRC and if the aforementioned laws and regulations mandate clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our initial business combination period is 18 months from the closing of our initial public offering, or if we decide to extend the period of time to consummate our initial business combination, 18 months from the closing of our initial public offering (as further described in this Annual Report), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete an initial business combination within 18 months from the closing of our initial public offering.

Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as legal proceedings or actions, which may have material adverse effect on our business, financial condition or results of operations.

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a business combination with a company in China, our compliance obligations include those relating to the Data Protection Act (As Revised) Cayman Islands and the

relevant PRC laws in this regard. Non-compliance could result in penalties, delays affecting our ability to timely consummate a business combination, or other significant legal liabilities.

These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. These laws may have a material adverse effect on companies in the PRC being willing to complete a business combination with us, may make it more difficult for us to identify a PRC based company with which to consummate a business combination, and may materially narrow the selection of companies available in the PRC from which we could otherwise complete a business combination without material adverse effects in the absence of the CAC data security restrictions, rules, and regulations.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

On February 3, 2015, the State Administration of Taxation issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Circular 7.

SAT Circular 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Circular 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Circular 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets. On October 17, 2017, the State Administration of Taxation issued the Circular on Issues of Withholding of Income Tax of Non-resident Enterprises at Source, or SAT Circular 37, which came into effect on December 1, 2017. SAT Circular 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is known as an indirect transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such indirect transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Circular 7 or SAT Circular 37. As a result, we may be required to expend valuable resources to comply with SAT Circular 7 or SAT Circular 37 or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The Chinese government may intervene in and influence the manner in which our post-combination entity must conduct its business activities in ways that we cannot expect when we enter into a definitive agreement with a target company with major operation in China, which could result in a material change in our operations of the combined company and/or the value of our securities, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. If the Chinese government establishes some new policies, regulations, rules, or laws affecting the industries that our post-combination entity is in, it may materially and adversely affect our operations and the value of our ordinary shares.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our post-combination entity’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property, and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, the post-combination entity’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The post-combination entity could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We and our post-combination entity may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we and our post-combination entity will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government and have not received any denial to list on the U.S. exchange, our post-combination operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

PRC laws and regulations governing our post-combination entity’s business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing the post-combination entity’s business and the enforcement and performance of its arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and the post-combination entity’s business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our post-combination entity’s business.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

From time to time, our post-combination entity may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection our post-combination entity enjoys than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we and our post-combination entity may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our post-combination entity’s ability to continue its operations.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may occur quickly with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

Our post-combination entity may conduct most of our operations and most of our revenue is generated in the PRC. Accordingly, economic, political, and legal developments in the PRC will significantly affect our post-combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation.

The cash-flow structure of a post-business combination company based in China or Hong Kong poses additional risks including, but not limited to, restrictions on foreign exchange and restrictions on our ability to transfer cash between entities, across borders, and to U.S. investors.

The PRC government also has significant authority to exert restrictions on foreign exchange and our ability to transfer cash between entities, across borders, and to U.S. investors that may apply if we acquire a company that is based in China or Hong Kong in an initial business combination. We will be subject to restrictions on dividend payments as current regulations in China would permit our PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiary will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. See “— If we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.”

In addition, we may be subject to restrictions on currency exchange as the PRC government may limit or eliminate our ability to utilize cash generated in RMBs to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing. Should we choose to acquire a company in China, exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our initial public offering to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination. If we were to acquire a PRC company, the PRC regulation on loans to, and direct investment in, our PRC subsidiary by offshore holding companies and governmental control in currency conversion may restrict our ability to make loans to or capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

These restrictions will restrict our ability to distribute earnings from our businesses, including subsidiaries, to the parent company and U.S. investors. In addition, fluctuations in exchange rates could result in foreign currency exchange losses to us and may reduce the value of, and amount in U.S. Dollar of dividends payable on, our shares in foreign currency terms. See “— Fluctuations in exchange rates could materially adversely affect the results of operations of a PRC target company and the value of your investment.”

As of the date of this Annual Report, we have not pursued an initial business combination and there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and (except as described in this Annual Report), we have not received, declared or made any dividends or distributions.

Given that our sponsor, our executive officers and a majority of our directors have ties to mainland China and/or Hong Kong, the Chinese government may exercise oversight and discretion over their conduct including their search for a target company, the Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas by and foreign investment in China-based issuers, which could result in a material change in our search for a target business, the PRC target company’s business operations post-business combination and/or the value of the securities we are registering.

Since our sponsor, our executive officers and a majority of our directors have ties to mainland China and/or Hong Kong, the Chinese government may have potential oversight and discretion over the conduct of our sponsor and directors and officers including over our directors’ and officers’ search for a target company. The Chinese government may intervene or influence our operations at any time through the directors and officers who have ties in China, which could result in a material change in our search for a target business and/or the value of the securities we are offering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate. The realization of any these risks could adversely impact our initial business combination, future business and any future offering of securities.

In addition, the Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas by and/or foreign investment in China-based issuers, and has initiated various regulatory actions and made various public statements, some of which were published with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. These existing measures, and additional pending or future new measures which may be implemented, could materially and adversely affect our operations and the operations of any post-business combination company. Furthermore, the Chinese government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a PRC target company, the combined company may face risks associated with regulatory requirements and/or approvals required for the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals. These risks could result in a material change in our operations, our search for a target company and/or the value of the securities that we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless.

The Chinese government may intervene in or influence a PRC company’s business operations at any time or exert more oversight and control over offerings conducted overseas and foreign investment in China-based issuers. This could result in a material change in a PRC company’s business operations post business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or become worthless.

The PRC regulatory authorities have in recent years strengthened the oversight on cybersecurity and data privacy. According to the institutional reform plan of the State Council approved by the National People’s Congress on March 10, 2023, the National Data Bureau was to be established under the administration of the NDRC. The National Data Bureau was to be responsible for, among other things, advancing the development of data-related fundamental institutions, coordinating the integration, sharing, development and application of data resources, and pushing forward the planning and building of a digital China, the digital economy and a digital society. The National Data Bureau was subsequently established in October 2023. On November 14, 2021, the CAC publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulated that data processors that undertake data processing activities using internet networks within China are required to apply for cybersecurity review if it conducts data processing activities that will or may have an impact on China’s national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor seeks to be listed in Hong Kong. As of the date of this Annual Report, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, implemented the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect China’s national security, are required to conduct a cybersecurity review. Operators, including operators of critical information infrastructure and data processors, who control more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which took effect as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the responsibilities for collection, processing, and use of personal information.

Because laws, regulations, or policies in the PRC could change rapidly in the future, any future action by the PRC government expanding the categories of industries, persons and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or become worthless. Since none of our officers and directors has engaged in data activities or the processing of personal information in China, we believe our officers and directors are in full compliance with the regulations and policies that have been issued by the CAC to date.

Even if we do not undertake an initial business combination with any entity that is based or located in or that conducts its principal business operations in China (including Hong Kong and Macau), our potential target may, or its customers, vendors or business partners may, collect or generate data in China. Given that the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China; and in the event of such a review, our consummation of a business combination could be materially delayed. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected.

The PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a business combination with a PRC target company.

The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by special purpose vehicles seeking CSRC’s approval of overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules and the CSRC approval requirement to offshore special purpose vehicles.

On December 27, 2021, the NDRC and the MOFCOM jointly promulgated the Special Administrative Measure (Negative List) for the Access of Foreign Investment (2021 Version), or the Negative List, which became effective on January 1, 2022. According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures and five supporting guidelines, which became effective on March 31, 2023. According to the Trial Administrative Measures, among other requirements, (a) domestic companies that seek to offer or list securities overseas, both directly and indirectly, must comply with the filing procedures of the Trial Administrative Measures with the CSRC. If the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company and be required to comply with the filing procedures: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent fiscal year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; or (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. If a domestic company fails to complete the filing procedure, such domestic company may be subject to administrative penalties.

Based on our understanding of the current PRC laws and regulations in effect at the time of this Annual Report, no prior permission is required under the M&A Rules, the Negative List or the Trial Administrative Measures from any PRC governmental authorities (including the CSRC) for consummating our initial public offering by our company, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this Annual Report are subject to the M&A Rules; and (b) our company is a blank check company incorporated in the Cayman Islands rather than China and currently conducts no business in China. However, there remains some uncertainty as to how the M&A Rules, the Negative List or the Trial Administrative Measures will be interpreted or implemented in the context of an overseas offering or if we decide to consummate the business combination with a PRC target company. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for our initial public offering, or a business combination with a PRC target company, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay our initial public offering or a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

Our company is a blank check company incorporated as an exempted company under the laws of the Cayman Islands. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our initial business combination with a PRC target company, the combined company’s business operations in China through its subsidiaries are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

If we select a business combination target that operates in the PRC, the approval of the Cybersecurity Review Office (“CRO”), the Central Cyberspace Affairs Commission and/or other PRC authority may be required for our initial business combination under PRC law.

In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures, which became effective on February 15, 2022, amends the Measures for Cybersecurity Review (Draft Revision for Comments) released on July 10, 2021. The New Measures require that certain operators of data processing activities that affect or may affect national security or that handle personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is took effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting a business combination. The cybersecurity review might impact the timetable of our initial business combination and the certainty of our initial business combination, if the target company we have identified is subject to the aforementioned cybersecurity related laws and regulations.

The M&A Rules and certain other People’s Republic of China regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue an acquisition in China.

The M&A Rules and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Antitrust Law requires that the Antitrust Bureau of the State Administration for Market Regulation and other antitrust agencies shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the Measures for the Security Review of Foreign Investments (the “New FISR Measures”) issued by the NDRC and MOFCOM that became effective in January 18, 2021 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the office of the working mechanism, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may acquire a complementary business. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the office of the working mechanism or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to complete our initial business combination.

Substantial uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law and how it may impact our ability to pursue an acquisition in China.

On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaces the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations and become the legal foundation for foreign investment in the PRC. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment, which came into effect as of January 1, 2020, clarified and elaborated the relevant provisions of the Foreign Investment Law.

The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national treatment with a negative list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law, and (iii) foreign investments in business sectors outside of the negative list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to the Ministry of Commerce, or MOFCOM, or its local branches.

If, after our initial business combination, substantially all of our assets will be located in China and substantially all of our revenue will be derived from our operations there, our results of operations and prospects and trading prices of our securities will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China as well as litigation and publicity surrounding China-based companies listed in the United States.

The economic, political and social conditions, as well as government policies, of China, after our initial business combination, could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We believe that litigation and negative publicity surrounding companies with operations in China that are listed in the United States have negatively impacted stock prices for these companies. Various equity-based research organizations have published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny of our assets and operation, in China, if any, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our securities, and increased directors and officers insurance premiums and could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

China’s economic, political and social conditions, as well as changes in any government policies, laws, and regulations, could have a material adverse effect on our business.

If we effect our initial business combination with a business located in the PRC, a substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, after our initial business combination, our business, financial condition, results of operations, prospects, and certain transactions we may undertake may be subject, to a significant extent, to economic, political, and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

If we merge with a China-based operating company, then PRC regulation on loans to, and direct investment in, PRC entities by offshore holding companies and governmental control in currency conversion may delay or prevent us from making loans to or making additional capital contributions to the PRC entity, if any, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an exempted company incorporated in the Cayman Islands with limited liability structured as a blank check company and may conduct our operations in China through a PRC entity. As permitted under PRC laws and regulations, we may make loans to our PRC entity subject to the approval from governmental authorities and limitation of amount, or we may make additional capital contributions to our PRC entity. Furthermore, loans by us to our PRC entity to finance its activities cannot exceed the difference between their respective total project investment amount and registered capital or 2.5 times of their net worth and capital contributions to our PRC entity will be subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System and registration with other governmental authorities in China.

The SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the SAFE will permit such capital to be used for equity investments in the PRC in actual practice. The SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our initial public offering, to our PRC entity, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC entity or with respect to future capital contributions by us to our PRC entity. If we merge with a China-based operating company, and if we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from our initial public offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Fluctuations in exchange rates could materially adversely affect the results of operations of a PRC target company and the value of your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate due to changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably.

On November 30, 2015, the Executive Board of the International Monetary Fund (IMF) completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, RMB is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound.

With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces, international relations especially the trade tensions between U.S. and China, or government policies of the PRC or the U.S. may impact the exchange rate between the RMB and the U.S. dollar.

To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert our RMB into U.S. dollars to make payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would negatively affect the U.S. dollar amount.

If we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations.

In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Each of our PRC subsidiaries as a foreign invested enterprise, is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at its discretion. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

Governmental control of currency conversion may limit our ability to utilize our net revenue effectively and affect the value of your investment.

Following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

Under PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Under existing exchange restrictions, without prior approval of SAFE, cash generated from PRC subsidiaries in China may be used to pay dividends.

However, approval from or registration with appropriate government authorities is required where RMBs are to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not pay dividends in foreign currencies to our shareholders.

The PRC laws or regulations may impact the cash flows associated with our initial business combination, including shareholder redemption rights. For example, if any PRC government actions cause a significant delay in our ability to consummate our initial business combination, we might be required to seek shareholder approval to amend our memorandum and articles of association in order to extend the time period to complete our initial business combination, which approval may not be received. We currently do not have plans to seek such shareholder approval, but if we do, we will provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote. However, the funds held in our trust account are not held in China, they are held in U.S. dollars in the United States with Continental Stock Transfer & Trust Company and therefore shareholder redemption rights would not be impacted.

PRC regulatory authorities could impose further restrictions on the convertibility of RMBs. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our initial public offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If we merge with a China-based operating company, then there are significant uncertainties under the PRC Enterprise Income Tax Law relating to the withholding tax liabilities of the PRC entity, and dividends payable by the PRC entity to our offshore entity may not qualify for certain treaty benefits.

Under the PRC Enterprise Income Tax Law (“PRC EIT Law”) and its implementation rules, if following our initial business combination we are a non-resident enterprise, that is, an enterprise lawfully incorporated pursuant to the laws of a foreign country (region) that has an office or premises established in China with no actual management functions performed in China, or an enterprise that has income derived from or accruing in China although it does not have an office or premises in China, will be subject to a withholding tax rate of 10%. Under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the taxpayer needs to satisfy certain conditions to utilize the benefits under a tax treaty, including but not limited to (1) the taxpayer must be the beneficial owner of the relevant dividends, and (2) the corporate shareholder to receive dividends from the PRC entity must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, under Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, which took effect on April 1, 2018, a “Beneficial Owner” shall mean a person who has ownership and control over the income and the rights and property from which the income is derived. To determine the “beneficial owner” status of a resident of the treaty counterparty who needs to take advantage of the tax treaty benefits, a comprehensive analysis shall be carried out, taking into account actual conditions of the specific case.

Entitlement to a lower tax rate on dividends according to tax treaties or arrangements between the PRC central government and governments of other countries or regions is subject to Announcement of State Taxation Administration on Promulgation of the Administrative Measures on Non-resident Taxpayers Enjoying Treaty Benefits, or Circular 35. Circular 35 provides that non-resident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax. Instead, non-resident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities.

In addition, in response to the persistent capital outflow in China and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and SAFE promulgated a series of capital control measures in the subsequent months, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of us to pay dividends or make other kinds of payments to us following our initial business combination could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the HFCAA would restrict our ability to consummate a business combination with a target business unless that business meets certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, on December 29, 2022, the AHFCAA was signed into law to amend which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time-consuming to prepare. HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On December 16, 2021, the PCAOB issued a report on its determinations that it was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong, because of positions taken by Chinese authorities in those jurisdictions. The PCAOB made its determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While significant, uncertainties still exist as to whether and how long the applicable parties will comply with the framework.

Our auditor, WithumSmith+Brown, PC, the independent registered public accounting firm of our company, is headquartered in the United States. Our auditor is not subject to any determination as to inability to inspect or investigate registered firms completely announced by the PCAOB. While our auditor is registered with PCAOB and subject to PCAOB inspection, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in our securities to be prohibited under the HFCAA, and could ultimately result in a determination by a securities exchange to delist our securities.

In the event that we complete a business combination with a company with substantial operations in a foreign jurisdiction and any of the legislative actions or regulatory changes discussed above were to proceed in ways that are detrimental to issuers based in that jurisdiction, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination, our access to the U.S. capital markets and the price of our shares.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain businesses.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at Suite 2902, 29/F, The Centrium, 60 Wyndham Street, Central, Hong Kong. The cost for the space is included in the up to $20,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “BSII,” “BSIIWS” and “BSIIU,” respectively. Our units commenced public trading on October 7, 2024. Our Class A ordinary shares and warrants began separate trading on October 7, 2024.

(b)Holders

On February 28, 2025, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 13 holders of record of our Class B ordinary shares and two holders of record of our warrants.

(c)Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On May 21, 2024, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon completion of our initial public offering will equal, in the aggregate, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon completion of our initial public offering, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of founder shares will never occur on a less than one-for-one basis. With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

On August 29, 2024, we consummated the sale of an aggregate of 11,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, in a private placement to our sponsor, generating gross proceeds of $5,500,000. On September 26, 2024, our sponsor purchased an additional 120,000 Private Placement Warrants at a purchase price of $0.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $60,000.

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

The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that, so long as they are held by our sponsor or its permitted transferees: (A) they will not be redeemable by the Company; (B) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial business combination; (C) they may be exercised by the holders on a cashless basis; and (D) they will be entitled to registration rights.

The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On August 29, 2024, we consummated our initial public offering of 15,000,000 Units at $10.00 per Units, generating gross proceeds of $150,000,000. Clear Street LLC (“Clear Street”) and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“Cohen”), acted as underwriters of our initial public offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-280385). The SEC declared the registration statements effective on August 23, 2024.

On September 26, 2024, the underwriters purchased an additional 300,000 Units pursuant to the partial exercise of the over-allotment Option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000. In connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 120,000 Private Placement Warrants at a purchase price of $0.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $60,000.

Of the gross proceeds received from our initial public offering, the partial exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $153,000,000 was placed in the Trust Account.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-280385) filed with the Commission on August 29, 2024.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on May 9, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

Financial Advisor Agreement

Clear Street and Cohen (together with Clear Street, the “Advisors”) were formally engaged by us on January 26, 2025, to serve as our joint financial advisors and joint lead capital markets advisors in connection with the Business Combination. In connection therewith, the Advisors are providing capital markets advice to us, including advice on strategic issues relating to the Business Combination such as valuation, and general assistance in implementing and closing the Business Combination, including but not limited to coordinating marketing efforts. Under the terms of such engagement, upon the closing of the Business Combination, the Advisors will receive a fee of $1,500,000 in return for such advisory services, which will be shared equally among them and will be payable from the amounts held in the trust account solely in the event that we complete a business combination as part of our initial public offering underwriters’ deferred underwriting fee of up to $4,302,000. This agreement expires eighteen months from the date thereof, unless extended in writing by the parties.

Business Combination Agreement

On January 27, 2025, we entered into the Business Combination Agreement with aWME and Merger Sub, pursuant to which, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of aWME. For a complete discussion of our Business Combination Agreement, please see “Item 1. Business — Proposed Business Combination with aWME.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 9, 2024 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for our initial public offering, and, after the closing of our initial public offering, identify a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 9, 2024 (inception) through December 31, 2024, we had net income of $1,232,096, which consisted of change on over-allotment liability of $221,227, interest earned on cash held in trust account of $2,475,445 and bank interest income of $20,785, partially offset by general and administrative cost of $1,485,361.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by our sponsor and loans from our sponsor.

On August 29, 2024, we consummated our initial public offering of 15,000,000 Units at $10.00 per unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 11,000,000 private placement warrants at a price of $0.50 per private placement warrant, in a private placement to our sponsor, generating gross proceeds of $5,500,000.

In connection with our initial public offering, the underwriters were granted a 45-day option from the date of our initial public offering to purchase up to 2,250,000 additional units to cover over-allotments, if any, at our initial public offering price less the underwriting discounts and commissions. On September 26, 2024, the underwriters purchased an additional 300,000 units pursuant to the partial exercise of the overallotment option. The units were sold at an offering price of $10.00 per unit, generating additional gross proceeds to the Company of $3,000,000. In connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 120,000 private placement warrants at a purchase price of $0.50 per private placement warrant, generating additional gross proceeds to the Company of $60,000.

Following our initial public offering, the partial exercise of the over-allotment option, and the sale of the Units, a total of $153,000,000 was placed in the trust account. We incurred $7,440,804 in transaction costs, consisting of $2,660,000 of cash underwriting fee (net of $400,000 underwriters’ reimbursement), $4,302,000 of deferred underwriting fee, and $478,804 of other offering costs.

For the period from May 9, 2024 (inception) through December 31, 2024, cash used in operating activities was $401,417. Net income of $1,232,096 was affected by interest earned on cash held in trust account of $2,475,445 payment of formation costs through promissory note of $58,059 and change in fair value of over-allotment liability of $221,227. Changes in operating assets and liabilities used $1,005,100 of cash for operating activities.

As of December 31, 2024, we had cash held in trust account of $155,345,149 (including $2,345,149 of interest income). We may withdraw interest from the trust account to pay taxes, if any and for working capital purpose, subject to an annual limit of 10% of interest earned on funds held in the trust account (“permitted withdrawals”). We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the period from May 9, 2024 (inception) through December 31, 2024, we withdrew $130,296 of interest earned on the cash held in trust account, for working capital purposes. On January 21, 2025, we withdrew $117,249 of interest earned on the cash held in trust account, for working capital purposes.

As of December 31, 2024, we had cash of $2,117,016 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such working capital loans may be convertible into private placement warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2024, there were no amounts outstanding under the working capital loan.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities other than described as below.

Administrative Service Fee

We entered into an agreement with an affiliate of our sponsor on August 23, 2024, pursuant to which we agreed to pay our sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. For the period from May 9, 2024 (inception) through December 31, 2024, we incurred $86,000 in fees for these services, of which $40,000 was unpaid and included in due to related party in the accompanying balance sheet as of December 31, 2024.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of our initial public offering to purchase up to 2,250,000 additional units to cover over-allotments, if any, at our initial public offering price less the underwriting discounts and commissions. On September 26, 2024, the underwriters purchased an additional 300,000 units pursuant to the partial exercise of the over-allotment option. The underwriters have forfeited the remaining option to purchase the 1,950,000 units.

The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or 2%, or $3,000,000 in aggregate, paid at the closing of our initial public offering. The underwriters paid us an aggregate amount of $400,000 at the closing of our initial public offering as reimbursement to us for certain of our expenses and fees incurred in connection with our initial public offering. Additionally, the underwriters were entitled to a cash underwriting discount of $60,000 for the partial over-allotment exercise, which closed and was paid on September 26, 2024. In addition, the underwriters were entitled to a deferred fee of up to $0.30 per Unit, or 3% of the gross proceeds of the offering, or up to $4,302,000 in the aggregate (including the partial over-allotment exercised which closed on September 26, 2024). The deferred fee will be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale (in the case of the founder shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to completion of a business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with its initial public offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the Public Warrants are as follows:

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

The calculation of diluted net income did not consider the effect of the 5,100,000 Public Warrants underlying the Units sold in the Company’s initial public offering (including the consummation of the over-allotment) and the 11,120,000 Private Placement Warrants to purchase an aggregate of 16,220,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Dennis Tam	55	Executive Chairman of the Board and Co-Chief Executive Officer
Richard Taylor	65	Director, Co-Chief Executive Officer and Chief Operating Officer
Kester Ng	57	Director, Co-Chief Executive Officer and Chief Financial Officer
Russell Galbut	72	Director
Robert Moore	62	Director
Sammy Hsieh	52	Director
Patsy Chan	60	Director

Dennis Tam, or Chi Wai Dennis Tam, our Executive Chairman and Co-Chief Executive Officer. As the Chairman and Co-Chief Executive Officer of BSAQ, Mr. Tam led BSAQ to complete a US$23 billion business combination with VinFast in 2023. Mr. Tam serves as President and CEO of Black Spade Capital with more than 30 years of experience in corporate finance, mergers & acquisitions, accounting, financial control and accounting. Prior to joining Black Spade Capital, Mr. Tam was the Group Finance Director of Melco International from 2006 to 2017. He has also held senior management positions with various local listed and multinational companies throughout his career. By the end of his tenure with Melco International, the market capitalization of Melco Resorts and Entertainment, the flagship subsidiary of the Group, reached over US$14 billion. He has been a fellow member of the Institute of Certified Management Accountants since 2014, a member of the Institute of Public Accountants since 2013, and a member of CPA Australia since 2000. Mr. Tam was awarded “Asia’s Best CFO (Investor Relations)” at the Asian Excellence Awards by Corporate Governance Asia magazine in 2014, 2015, 2017 and 2018. Mr. Tam obtained his master’s degree in accounting from Monash University, and was trained at Harvard Business School in Cambridge, Massachusetts.

Kester Ng, or Shing Joe Kester Ng, our Co-Chief Executive Officer and Chief Financial Officer, served as Co-Chief Executive Officer of BSAQ, which consummated a business combination with VinFast in August 2023. Mr. Ng also serves as the Chief Executive Officer of GRE Investment Advisors Limited, a company providing private equity investment advisory and asset management services to institutions, ultra-high net worth individuals and family offices. GRE is licensed by the Hong Kong Securities & Futures Commission (“SFC”) to provide investment advisory and asset management services, under type 4 (Advising on Securities) and Type 9 (Asset Management) licenses. Mr. Ng is also a Managing Partner of the NM Strategic Focus Fund I and II, which are both private equity funds with a focus on making direct investments and providing growth capital to companies in the areas of technology, fintech, health care and consumer services in Asia Pacific and the Greater China region. Private Equity Investee companies include the likes of Lufax (“LU US EQUITY”) and Ping An Health and Technology (“1833 HK”). Before joining GRE Investment Advisors Limited in 2014, Mr. Ng worked at J.P. Morgan from 2006 to 2013 where he was the Chairman and Head of Equity Capital & Derivatives Markets for the whole Asia Pacific region (including Japan and Australia), responsible for raising capital for both public and private companies via initial public offerings, equity-linked offerings and pre-IPO transactions. Prior to J.P. Morgan, Mr. Ng served as the Managing Director and Head of Greater China Equity Capital Markets at Merrill Lynch and worked there from 1995 to 2006 in London and Hong Kong. Over his professional career, Mr. Ng is one of the most senior ECM bankers in the Asia Pacific Region, having completed a significant number of IPOs, equity and equity-linked transactions. His experience includes more than 100 IPOs, pre-IPOs and equity linked transactions for Asia Pacific companies, raising over $100 billion on the major stock exchanges globally, including Hong Kong, NYSE, NASDAQ, London and Singapore. He completed the Agricultural Bank of China’s $22 billion dual listed Hong Kong and Shanghai IPO in 2010, which was the largest IPO globally ever at the time. Mr. Ng also served as a director of the boards of both J.P Morgan Securities (Asia Pacific) Limited and J.P. Morgan Broking (Hong Kong) Limited. In addition, he also previously served as a Hong Kong SFC Responsible Officer as well as a Hong Kong Monetary Authority Executive Officer. Mr. Ng has a bachelor’s degree in medical sciences from the University of Nottingham Medical School, United Kingdom.

Richard Taylor, or Richard Kirby Taylor, our Co-Chief Executive Officer and Chief Operating Officer. He served as a member of advisory committee of BSAQ, which consummated a business combination with VinFast in August 2023. Mr. Taylor was a Managing Director at GRE Investment Advisors Limited, an SFC licensed investment advisory and management services company in Hong Kong with a focus on the technology, healthcare and new consumer sectors from September 2020 to August 2022. Prior to joining GRE, Mr. Taylor pursued a 30-year Investment Banking career in London from 1988 to 1993 with Daiwa Securities, and in

Hong Kong from 1993 to 1996 before joining CLSA in Hong Kong in 1996 to lead, manage and build out the Hong Kong and regional investment banking business of the group. In this position, he served in a number of roles, including Head of Investment Banking, Head of Corporate Finance and Capital Markets, HKSFC Registered Representative and Responsible Officer, managing a team in 11 Asian regional offices advising on and raising capital for companies and institutional investors in the private and public capital markets. In addition to Hong Kong and Greater China, key markets of focus have been Indonesia, Philippines, Malaysia, Singapore, Thailand and India, as well as the frontier markets of Vietnam, Cambodia, Myanmar and Sri Lanka. Mr. Taylor had a particular focus on the gaming, technology, healthcare and consumer sectors. Selected transactions completed include the initial public offerings of Singapore Telecom, Tenaga Nasional, Prada, L’Occitane, Fosun Tourism, Xiaomi, Bloomberry Resorts, Sa Sa and Genting Singapore. Mr. Taylor served as a Board Director and Executive Committee member of various CLSA companies, as well as a member of the Risk and Underwriting Committees. Mr. Taylor holds BA and MA degrees from Oxford University.

Russell Galbut, or Russell William Galbut, has served as our independent director since August 2024. Mr. Galbut served as independent director of BSAQ, which consummated a business combination with VinFast in August 2023. Mr. Galbut served as the Chairman of the board of directors of Norwegian Cruise Line Holdings, a leading cruise line operator listed on the New York Stock Exchange, for which he has served as an independent director since November 2015. Mr. Galbut is the Co-Founder and Managing Principal of Crescent Heights, a leading urban real estate firm, specializing in the development, ownership, and operation of architecturally distinctive, mixed-use high-rises in major cities across the United States. Prior to founding Crescent Heights in 1989, he served as a senior real estate consultant at Laventhal and Horwath for two years. He served as Chairman of New Beginnings Acquisition Corp., which consummated a business combination with Airspan Networks Inc. in March 2021. Mr. Galbut also served as Chairman of New Beginnings Acquisition Corp. II and New Beginnings Acquisition Corp. III. Mr. Galbut also serves on the Dean’s Advisory Board for the Cornell University School of Hotel Administration. Mr. Galbut received his bachelor’s degree in Hotel/Motel Administration/Management from Cornell University and a Juris Doctorate in Law from the University of Miami, School of Law.

Robert Moore, or Robert Steven Moore, has served as our independent director since August 2024. Mr. Moore served as independent director of BSAQ, which consummated a business combination with VinFast in August 2023. He is the Co-Founder and Managing Partner of Phoenix 1 Esports LLC, an e-sports organization which scouts and develops elite talent to compete in world-class tournaments under the Sentinel team brand. In 2023, Phoenix 1 Esports LLC was converted from a limited liability company to a corporation and renamed Sentinels Corporation. Mr. Moore now serves as CEO and CFO of Sentinels Corporation. Prior to co-founding Phoenix 1 Esports LLC in 2016, he served as President of Paramount Pictures Corporation from 2005 to 2009 and as Vice Chairman from 2009 to 2016. Prior to joining Paramount Pictures Corporation, he was a founding partner at Revolution Studios, an independent production company, which he co-founded in 2000. Prior to Revolution Studios, Mr. Moore spent 13 years at Walt Disney Studios beginning in 1987, where he last served as Executive Vice President and Chief Financial Officer. Mr. Moore holds a bachelor’s degree, Magna Cum Laude, in Accounting from Pepperdine University.

Patsy Chan, or Po Yi Patsy Chan, has served as our independent director since August 2024. Ms. Chan served as independent director of BSAQ, which consummated a business combination with VinFast in August 2023. She has served as the Chief Executive Officer of North East Asia, Richemont Asia Pacific Limited since 2022, where she is responsible for overseeing the Hong Kong, Macau and Taiwan operations of Richemont Luxury Group, a leading luxury goods company which owns brands such as Cartier, Piaget and Montblanc. Prior to her role at Richemont Asia Pacific Limited, she was the Chief Operating Officer of Richemont Luxury (Singapore) from 2016 to 2022. Prior to her 25-year tenure at Richemont Luxury Group, Ms. Chan served as the financial controller at Marsh & McLennan, a global professional services firm. Ms. Chan has been a Certified Practicing Accountant of CPA Australia since 1992. Ms. Chan holds a bachelor’s degree of Commerce in Accounting from the University of New South Wales and has completed the Luxury Brand Management Executive Program at ESSEC Business School.

Sammy Hsieh, or Wing Hong Sammy Hsieh, has served as our independent director since August 2024. Mr. Hsieh has served as independent director of BSAQ, which consummated a business combination with VinFast in August 2023. Mr. Hsieh has served as an independent director of Magnum Opus Acquisition Limited, a special purpose acquisition company, since March 2021. Mr. Hsieh is the co-founder and director of iClick Interactive Asia Group Limited, an independent online marketing and enterprise data solutions provider in China listed on the NASDAQ. Prior to founding iClick Interactive Limited in 2009, he served as the General Manager of the Asia Pacific region for Efficient Frontier, a firm which was acquired by Adobe Systems in 2011, from 2008 to 2009. Prior to his role at Efficient Frontier, he was a Director of Search Marketing for Yahoo Hong Kong from 2000 to 2008, where he led and managed the company’s business operations including sales, marketing, business development and product management. Mr. Hsieh holds a Bachelor’s degree in Economics from the University of California, Los Angeles.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of seven members elected as a single class with concurrent terms of two years. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

So long as we obtain and maintain a listing for our securities on Nasdaq, a majority of our board of directors generally must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board of directors has determined that each of Russell Galbut, Robert Moore, Patsy Chan and Sammy Hsieh is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our audit committee, compensation committee and nominating and corporate governance committee will be composed solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

Patsy Chan, Robert Moore and Sammy Hsieh serve as members of our audit committee, and Patsy Chan serves as chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Each member of the audit committee is financially literate and our board of directors has determined that Patsy Chan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Patsy Chan, Robert Moore and Sammy Hsieh serve as members of our compensation committee. Patsy Chan serves as chair of the compensation committee. Under the Nasdaq listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and the payment to an affiliate of our sponsor of $20,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and are directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Patsy Chan, Russell Galbut and Robert Moore. Patsy Chan serves as chair of the nominating and corporate governance committee. Under the Nasdaq listing standards, all the directors on the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
●	The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and are directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2024 there were no delinquent filers.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct applicable to our directors, officers and employees. We have filed a copy of our Code of Conduct as an exhibit to the prospectus of our initial public offering. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Conduct and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Conduct other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity (including other special purpose acquisition companies) pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity, is expressly offered to such person solely in his or her capacity as a director or officer of the Company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the Company to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Dennis Tam	Maple Peak Investments Inc.	Investment	Chief Executive Officer, Director
	Black Spade Capital Limited	Investment	President, Chief Executive Officer, Director
Kester Ng	GRE Investment Advisors Limited	Investment	Chief Executive Officer
Russell Galbut	Crescent Heights	Real estate development	Principal
Robert Moore	Sentinels Corporation	eSports	Chief Executive Officer, Chief Financial Officer
Patsy Chan	MECOM Power and Construction Limited	Construction	Independent Director
	Richemont Luxury Singapore Pte Limited	Luxury goods	Chief Operating Officer, Director
	Richemont Asia Pacific Limited	Luxury goods	Chief Executive Officer
Sammy Hsieh	iClick Interactive Asia Group Limited	Technology	Co-founder, Director
	Magnum Opus Acquisition Limited	Special purpose acquisition company	Independent Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial shareholders purchased founder shares and private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we also pay our sponsor or an affiliate of up to $20,000 per month for office space, utilities and secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor or an affiliate of up to $20,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account or funds withdrawn for any permitted withdrawals. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of February 28, 2025, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants and public warrants as these warrants are not exercisable within 60 days of February 28, 2025.

	Class B ordinary shares(2)		Class A ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage of	Beneficially	Percentage of	of Voting
Name of Beneficial Owners(1)	Owned	Class	Owned	Class	Control
Black Spade Sponsor LLC II(3)	3,266,217	85.4%	—	—	17.1%
Dennis Tam	177,391	4.6%	—	—	*
Kester Ng	88,696	2.3%	—	—	*
Richard Taylor	88,696	2.3%	—	—	*
Russell Galbut	17,739	*	—	—	*
Robert Moore	17,739	*	—	—	*
Patsy Chan	17,739	*	—	—	*
Sammy Hsieh	17,739	*	—	—	*
All officers, directors and director nominees as a group (seven individuals)	426,739	11.2%	—	—	2.2%
Other 5% shareholders
AQR Capital Management, LLC (4)	—	—	857,750	5.6%	4.5%
Fort Baker Capital Management LP (5)	—	—	1,361,275	8.9%	7.1%
The Goldman Sachs Group, Inc. (6)	—	—	915,052	6.0%	4.8%
Barclays Capital Inc. (7)	—	—	975,000	6.4%	5.1%
Polar Asset Management Partners Inc. (8)	—	—	1,400,000	9.2%	7.3%

*Less than one percent.

(1)	Unless otherwise noted, the business address of our sponsor and each of our officer and director is Suite 2902, 29/F, The Centrium, 60 Wyndham Street, Central, Hong Kong.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into aWME Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Black Spade Sponsor LLC II, our sponsor, is the record holder of the shares reported herein. Our Sponsor is managed by three managers, each of whom has one vote, and the approval of two of the three managers is required to approve an action of our sponsor. No individual manager exercises voting or dispositive control over any of the securities held by the Sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(4)	Represents shares that may be deemed to be beneficially owned by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The address of the principal business office of each of these entities/persons is One Greenwich Plaza, Greenwich, CT 06830. Information derived from a Schedule 13G/A filed with the SEC on February 13, 2025.
(5)	Represents directly held by Fort Baker Capital Management LP. Steven Patrick Pigott acts as Limited Partner/Chief Investment Officer for Fort Baker Capital Management LP. Fort Baker Capital, LLC acts as General Partner for Fort Baker Capital Management LP. The address of the principal business office of each of these entities/persons is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94939. Information derived from a Schedule 13G/A filed with the SEC on February 14, 2025.
(6)	Represents shares that may be deemed to be beneficially owned by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC. The address of the principal business office of each of these entities/persons is 200 West Street New York, NY 10282. Information derived from a Schedule 13G filed with the SEC on January 28, 2025.
(7)	The address of the principal business office of this entity is 1 Churchill Place, London, E14 5HP. Information derived from a Schedule 13G filed with the SEC on February 7, 2025.
(8)	The address of the principal business office of the reporting entity is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6. Information derived from a Schedule 13G filed with the SEC on February 14, 2025.

Our initial shareholders beneficially own approximately 20% of the issued and outstanding ordinary shares (excluding the representative shares). Only holders of Class B ordinary shares have the right to elect directors in any election held prior to or in connection with the completion of our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Substantially concurrently with the completion of our initial public offering, our sponsor purchased an aggregate of 11,000,000 warrants at a price of $0.50 per warrant, generating gross proceeds of $5,500,000 in the aggregate. Also in connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 120,000 private placement warrants at a purchase price of $0.50 per warrant, generating additional gross proceeds to the Company of $60,000. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us,(ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering and are held in the trust account such that following our initial public offering, the partial exercise of the over-allotment option and the sale of the private placement warrants, $153,000,000 are held in the trust account. If we do not complete our initial business combination within the completion window, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

Black Spade Sponsor LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of our sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) private placement warrants, which will be issued in a private placement simultaneously with the closing of our initial public offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering. Pursuant to the registration rights agreement and assuming the underwriters exercise their over-allotment option in full and $2,000,000 of working capital loans are converted into private placement warrants, we will be obligated to register up to 19,987,500 Class A ordinary shares and 15,675,000 warrants. The number of Class A ordinary shares includes (i) 4,312,500 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 11,675,000 Class A ordinary shares underlying the private placement warrants and (iii) 4,000,000 Class A ordinary shares underlying the private placement warrants that may be issued upon conversion of working capital loans. The number of warrants includes (i) 11,675,000 private placement warrants and (ii) 4,000,000 private placement warrants that may be issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 21, 2024, our sponsor purchased 4,312,500 of the Company’s Class B ordinary shares (the “founder shares”) in exchange for a capital contribution of $25,000 that was paid by our sponsor for deferred offering costs. In connection with the partial exercise of underwriters’ over-allotment option in our initial public offering, 487,500 Class B ordinary shares were forfeited and our sponsor subsequently holds 3,825,000 founder shares.

On August 20, 2024, our sponsor transferred a total of 630,000 founder shares to directors, officers and certain employees of Sponsor’s affiliates, at a price of $0.006 per share.

Substantially concurrently with the completion of our initial public offering, our sponsor purchased an aggregate of 11,000,000 warrants at a price of $0.50 per warrant, generating gross proceeds of $5,500,000 in the aggregate. Also in connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 120,000 private placement warrants at a purchase price of $0.50 per warrant, generating additional gross proceeds to us of $60,000. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us,(ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding a business combination without the prior written consent of our sponsor.

We currently utilize office space at Suite 2902, 29/F, The Centrium, 60 Wyndham Street, Central, Hong Kong from our sponsor as our executive offices. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor or an affiliate of up to $20,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

No compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On May 21, 2024, our sponsor issued an unsecured promissory note to us (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the consummation of our initial public offering. Prior to the closing of our initial public offering, we withdrew $193,720 under the Promissory Note, which was fully repaid subsequent to the closing of our initial public offering, on September 5, 2024. As of December 31, 2024, there was no outstanding borrowings under the Promissory Note and the note is no longer available.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a business combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. As of December 31, 2024, there were no amounts outstanding under the working capital loans. Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration Rights.”

On January 27, 2024, concurrently with the execution of the Business Combination Agreement, we entered into a sponsor support agreement and deed (the “Sponsor Support Agreement”), with our sponsor and certain other holders of our Class B Ordinary Shares and Private Warrants (each, and together with our sponsor, the “Sponsor Parties”), pursuant to which each Sponsor Party agreed to, among other things, (i) attend the Black Spade II Extraordinary General Meeting to establish a quorum for the purpose of approving the Business Combination, and (ii) vote the BSII Class B Ordinary Shares, and any other of our securities acquired by such Sponsor Party in favor of approving the transactions contemplated by the Business Combination Agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

So long as we obtain and maintain a listing for our securities on Nasdaq, a majority of our board of directors generally must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board of directors has determined that each of Russell Galbut, Robert Moore, Patsy Chan and Sammy Hsieh is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from March 9, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $97,240 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from March 9, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from March 9, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from March 9, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended

4.2

Warrant Agreement, dated August 27, 2024, between the Company and Continental Stock Transfer & Trust Company, as warrant agent(incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.1

Letter Agreement, dated August 27, 2024, among the Company and certain security holders (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.2

Investment Management Trust Agreement, dated August 27, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.3

Registration Rights Agreement, dated August 27, 2024, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.4

Sponsor Warrants Purchase Agreement, dated August 27, 2024, between the Company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.4 of the company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.5

Administrative Services Agreement, dated August 27, 2024, between the Company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.5 of the company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

31.1 *

Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2025.

Black Spade Acquisition II Co

By:	/s/ Chi Wai Dennis Tam
Name:	Chi Wai Dennis Tam
Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Chi Wai Dennis Tam	Chairman and Co-Chief Executive Officer
Chi Wai Dennis Tam	(Principal Executive Officer)	March 4, 2025

/s/ Shing Joe Kester Ng	Co-Chief Executive Officer and Chief Financial Officer
Shing Joe Kester Ng	(Principal Financial and Accounting Officer)	March 4, 2025

/s/ Richard Taylor	Co-Chief Executive Officer and Chief Operating Officer	March 4, 2025
Richard Taylor

/s/ Russell Galbut	Director	March 4, 2025
Russell Galbut

/s/ Robert Moore	Director	March 4, 2025
Robert Moore

/s/ Patsy Chan	Director	March 4, 2025
Patsy Chan

/s/ Sammy Hsieh	Director	March 4, 2025
Sammy Hsieh

BLACK SPADE ACQUISITION II CO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Black Spade Acquisition II Co

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Spade Acquisition II Co. as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from May 9, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the period from May 9, 2024 (inception) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, NY

March 4, 2025

PCAOB Number 100

BLACK SPADE ACQUISITION II CO

BALANCE SHEET

DECEMBER 31, 2024

Assets
Current assets
Cash	$2,117,016
Prepaid expenses and other current assets	133,094
Total current assets	2,250,110

Cash held in Trust Account	155,345,149
Total Assets	$157,595,259

Liabilities and Shareholders’ Deficit
Current Liabilities
Due to related party	$41,286
Accrued expenses	1,096,908
Total current liabilities	1,138,194
Deferred underwriting fee	4,302,000
Total Liabilities	5,440,194

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 15,300,000 shares at redemption value of approximately $10.15 per share	155,345,149

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,500,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; none issued or outstanding (excluding 15,300,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 3,825,000 shares issued and outstanding	382
Additional paid-in capital	—
Accumulated deficit	(3,190,466)
Total Shareholders’ Deficit	(3,190,084)
Total Liabilities and Shareholders’ Deficit	$157,595,259

The accompanying notes are an integral part of these financial statements.

BLACK SPADE ACQUISITION II CO

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 9, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative expenses	$1,485,361
Loss from operations	(1,485,361)

Other income
Bank interest income	20,785
Change in over-allotment liability	221,227
Interest earned on cash held in Trust Account	2,475,445
Total other income	2,717,457

Net income	$1,232,096

Weighted average shares outstanding, Class A redeemable ordinary shares	8,038,983
Basic and diluted net income per share, Class A ordinary shares	$0.11

Weighted average shares outstanding, Class B ordinary shares	3,599,168
Basic net income per share, Class B ordinary shares	$0.11

Weighted average shares outstanding, Class B ordinary shares	3,617,902
Diluted net income per share, Class B ordinary shares	$0.11

The accompanying notes are an integral part of these financial statements.

BLACK SPADE ACQUISITION II CO

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 9, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024,

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 9, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	4,312,500	431	24,569	—	25,000
Sale of 11,120,000 Private Placement Warrants	—	—	—	—	5,560,000	—	5,560,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(6,084,431)	(4,455,304)	(10,539,735)
Fair Value of Public Warrants at issuance	—	—	—	—	555,900	—	555,900
Allocated value of transaction costs to Class A shares	—	—	—	—	(56,087)	—	(56,087)
Forfeiture of Founder Shares	—	—	(487,500)	(49)	49	—	—
Removal of the over-allotment liability and recording of partial over-allotment close	—	—	—	—	—	32,742	32,742
Net income	—	—	—	—	—	1,232,096	1,232,096
Balance — December 31, 2024	—	$—	3,825,000	$382	$—	$(3,190,466)	$(3,190,084)
(1)	Includes an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 26, 2024, the underwriters partially exercised their over-allotment option to purchase an additional 300,000 units at a purchase price of $10.00 per Unit, and forfeited their option to purchase an additional 1,950,000 units. As a result, 487,500 Founder Shares were forfeited on September 26, 2024 (see Note 5).

The accompanying notes are an integral part of these financial statements.

BLACK SPADE ACQUISITION II CO

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 9, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net income	$1,232,096
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	58,059
Interest income on cash held in Trust Account	(2,475,445)
Change in fair value of over-allotment liability	(221,227)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(133,094)
Accounts payable and accrued expenses	1,096,908
Due to related party	41,286
Net cash used in operating activities	(401,417)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(153,000,000)
Cash withdrawn from Trust Account for working capital purposes	130,296
Net cash used in investing activities	(152,869,704)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$150,340,000
Proceeds from sale of Private Placements Warrants	5,560,000
Repayment of promissory note - related party	(193,720)
Payment of offering costs	(318,143)
Net cash provided by financing activities	155,388,137

Net Change in Cash	2,117,016
Cash – Beginning of period	—
Cash – End of period	$2,117,016

Non Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$135,661
Deferred underwriting fee payable	$4,302,000

The accompanying notes are an integral part of these financial statements.

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from May 9, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $7,440,804, consisting of $2,660,000 of cash underwriting fee (net of $400,000 underwriters’ reimbursement), $4,302,000 of deferred underwriting fee (see additional discussion in Note 6), and $478,804 of other offering costs.

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

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (“SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Liquidity and Capital Resources

As of December 31, 2024, the Company had $2,117,016 in cash and working capital of $1,111,916. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern, “as of December 31, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditure required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,117,016 in cash and no cash equivalents as of December 31, 2024.

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Cash held in Trust Account

As of December 31, 2024, the assets held in the Trust Account were cash in a demand deposit account, amounting to $155,345,149. For the period from May 9, 2024 (inception) through December 31, 2024, the Company withdrew $130,296 of interest earned on the cash held in the Trust Account, for working capital purposes.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to Class A ordinary shares. Offering costs allocated to Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480, with the changes in fair value of the over-allotment liability recorded in the statements of operations.

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$153,000,000
Less:
Proceeds allocated to Public Warrants	(555,900)
Proceeds allocated to the over-allotment option	(253,969)
Class A ordinary shares issuance costs	(7,384,717)
Plus:
Remeasurement of carrying value to redemption value	10,539,735
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$155,345,149

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Year
	Ended December 31,
	2024
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$851,063	$381,033
Denominator:
Basic weighted average ordinary shares outstanding	8,038,983	3,599,168
Basic net income per ordinary share	$0.11	$0.11

Diluted net income per ordinary share:
Numerator:
Allocation of net income	$849,695	$382,401
Denominator:
Diluted weighted average ordinary shares outstanding	8,038,983	3,617,902
Diluted net income per ordinary share	$0.11	$0.11

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 since fiscal year ended December 31, 2024 (Note 10).

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on August 29, 2024, the Company sold 15,000,000 Units, at a price of $10.00 per Unit. On September 26, 2024, the underwriters purchased an additional 300,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000.

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTE 4— PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant ($5,500,000 in the aggregate). In connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 120,000 Private Placement Warrants at a purchase price of $0.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $60,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

On August 20, 2024, the Sponsor transferred a total of 630,000 Founder Shares to directors, officers and certain employees of Sponsor’s affiliates, at a price of $0.006 per share. The sale of the Founders Shares to each of the directors, officers and certain employees of Sponsor’s affiliates is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 630,000 shares granted to the directors, officers and certain employees of Sponsor’s affiliates was $1,096,200 or $1.74 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Due to Related Party

As of December 31, 2024, the balance of due to related party was $41,286, consists of the unpaid administrative service fee $40,000 as described below and reimbursement payable to the management of $1,286.

Promissory Note — Related Party

On May 21, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Company withdrew $193,720 under the Promissory Note, which was fully repaid subsequent to the closing of the Initial Public Offering, on September 5, 2024. As of December 31, 2024, there were no outstanding borrowings under the Promissory Note and the note is no longer available.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 23, 2024, through the earlier of the consummation of the initial Business Combination and liquidation, to pay Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. For the period from May 9, 2024 (inception) through December 31, 2024, the Company incurred $86,000 in fees for these services, of which $40,000 was unpaid and included in due to related party in the accompanying balance sheet as of December 31, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,250,000 additional Units to cover overallotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On September 26, 2024, the underwriters purchased an additional 300,000 Units pursuant to the partial exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000. The underwriters have forfeited the option to purchase the remaining 1,950,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or 2%, or $3,000,000 in aggregate, paid at the closing of the Initial Public Offering. The underwriters paid the Company an aggregate amount of $400,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. Additionally, the underwriters were entitled to a cash underwriting discount of $60,000 for the partial over-allotment exercise, which closed and was paid on September 26, 2024. In addition, the underwriters were entitled to a deferred fee of up to $0.30 per Unit, or 3% of the gross proceeds of the offering, or up to $4,302,000 in the aggregate (including the partial over-allotment exercised which closed on September 26, 2024). The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 15,300,000 Class A ordinary shares subject to possible redemption.

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On May 21, 2024, 4,312,500 Class B ordinary shares were issued, of which an aggregate of up to 562,500 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 26, 2024, the underwriters partially exercised their over-allotment option and purchased an additional 300,000 Units. Due to the partial exercise and the decision to forfeit the remaining option, 487,500 Class B ordinary shares were forfeited, and the Sponsor subsequently holds 3,825,000 Founder Shares at December 31, 2024.

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

The Class B ordinary shares will convert into Class A ordinary shares concurrently with or immediately following the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon the completion of the Initial Public Offering, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including securities issued or issuable pursuant to forward purchase agreements or backstop arrangements the Company may enter into prior to or following consummation of this offering but excluding the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

NOTE 8 — WARRANTS

As of December 31, 2024, there were 16,220,000 warrants outstanding, including 5,100,000 Public Warrants and 11,120,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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
●at a price of $0.01 per Public Warrant;
●upon a minimum of 30 days prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of ordinary shares and equity-linked securities for capital raising purposes in connection with the completion of the initial business combination as described elsewhere in this prospectus) (which is referred to as the “Reference Value”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Company did not have any assets or liabilities that are measured at fair value on December 31, 2024.

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

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations. Upon the partial exercise of the over-allotment option by the underwriters on September 26, 2024, the Company recorded $221,227 unrealized gain on change in fair value of over-allotment liability.

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

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment
option liability
Fair value at May 9, 2024 (inception)	$—
Initial measurement of over-allotment option liability at August 29, 2024	253,969
Change in fair value of over-allotment option liability	(8,405)
Partially exercise of over-allotment option at September 26, 2024	(32,742)
Forfeiture of over-allotment option at September 26, 2024	(212,822)
Fair value of over-allotment option liability at December 31, 2024	$—

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

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

December 31,
2024
Trust Account	$155,345,149
Cash	$2,117,016

BLACK SPADE ACQUISITION II CO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

For the Period from May 9,
2024 (Inception) Through
December 31, 2024
General and administrative expenses	$1,485,361
Interest earned on the Trust Account	$2,475,445

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described as below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Financial Advisor Agreement

Clear Street LLC (“Clear Street”) and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“Cohen, and together with Clear Street, the “Advisors”) were formally engaged by the Company on January 26, 2025, to serve as its joint financial advisors and joint lead capital markets advisors in connection with the Business Combination. In connection therewith, the Advisors are providing capital markets advice to the Company, including advice on strategic issues relating to the Business Combination such as valuation, and general assistance in implementing and closing the Business Combination, including but not limited to coordinating marketing efforts. Under the terms of such engagement, upon the closing of the Business Combination, the Advisors will receive a fee of $1,500,000 in return for such advisory services which will be shared equally among them. This agreement expires eighteen months from the date thereof, unless extended in writing by the parties.

Business Combination Agreement

On January 27, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with World Media and Entertainment Universal Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands, (“WME”) and WME Merger Sub Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of WME (“Merger Sub”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (“Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of WME.

Under the Business Combination Agreement, upon Closing, the Sponsor will be entitled to receive a transaction bonus in the amount of $5,560,000. Such amount will be deducted from the Trust Account, to the extent there remain any funds in the Trust Account after application of the funds in the Trust Account to satisfy any of the Company’s shareholders redemption, and any shortfall will be paid by WME.

Interest Withdrawal

On January 21, 2025, the Company withdrew $117,249 interest earned on cash held in the Trust Account, for working capital purposes.