Form 10-K/A
period 2024-12-31
Black Spade Acquisition II Co
filed 2025-03-10
CIK 2025065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 28, 2025, 15,300,000 Class A ordinary shares and 3,825,000 Class B ordinary shares were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLACK SPADE ACQUISITION II CO

ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Black Spade Acquisition II Co (the “Company,”) is filing this Amendment No. 1 on Form 10-K (the “Amendment No. 1”) for the fiscal year ended December 31, 2024, to amend the Annual Report on Form 10-K that was originally filed on March 4, 2025 (the “Original Report”) to include Item 1C. Cybersecurity, to file certain exhibits and to make certain conforming disclosure updates in Item 10.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications by the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amendment No. 1 sets forth the Original Report in its entirety, as amended to reflect the inclusions described above. No other changes have been made to the Original Report.

i

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

v

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable target businesses for a business combination. Therefore, we do not consider that we face significant cybersecurity risk. Nevertheless, we have taken steps designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations, including internal reporting, monitoring and detection protocols and anti-virus software. We monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

Our audit committee oversees our cybersecurity risk. We may in the future engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our existing cybersecurity processes.

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

Clawback Policy

Our board of directors has adopted a Clawback Policy designed to comply with Section 10D of the Exchange Act and the rules promulgated thereunder.

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

Insider Trading Policy

We have adopted an insider trading policy setting forth procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, or us, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us.

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
2.1

Business Combination Agreement, dated January 27, 2025, by and among the Company, aWME and Merger Sub (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025)

4.2

Warrant Agreement, dated August 27, 2024, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.1

Letter Agreement, dated August 27, 2024, among the Company and certain security holders (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.2

Investment Management Trust Agreement, dated August 27, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.3

Registration Rights Agreement, dated August 27, 2024, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.4

Sponsor Warrants Purchase Agreement, dated August 27, 2024, between the Company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.5

Administrative Services Agreement, dated August 27, 2024, between the Company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.6

Shareholders Support and Lock-Up Agreement and Deed, dated January 27, 2025, by and among the Company, aWME and the Persons listed therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025)

10.7

Sponsor Support Agreement and Deed, dated January 27, 2025, by and among the Company, aWME, the Sponsor and the Persons listed therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025)

10.8*	Joinder to Sponsor Support Agreement and Deed, dated February 26, 2025, by and among the Company, aWME, the Sponsor and the Persons listed therein

14.1	Code of Conduct (incorporated herein by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 20, 2024)

19.1*	Insider Trading Compliance Policy and Procedures

31.1*

Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy For Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2025.

Black Spade Acquisition II Co

By:	/s/ Chi Wai Dennis Tam
Name:	Chi Wai Dennis Tam
Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Chi Wai Dennis Tam	Chairman and Co-Chief Executive Officer
Chi Wai Dennis Tam	(Principal Executive Officer)	March 10, 2025

/s/ Shing Joe Kester Ng	Co-Chief Executive Officer and Chief Financial Officer
Shing Joe Kester Ng	(Principal Financial and Accounting Officer)	March 10, 2025

/s/ Richard Taylor	Co-Chief Executive Officer and Chief Operating Officer	March 10, 2025
Richard Taylor

/s/ Russell Galbut	Director	March 10, 2025
Russell Galbut

/s/ Robert Moore	Director	March 10, 2025
Robert Moore

/s/ Patsy Chan	Director	March 10, 2025
Patsy Chan

/s/ Sammy Hsieh	Director	March 10, 2025
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