Form 10-Q
period 2025-03-31
Black Spade Acquisition II Co
filed 2025-05-15
CIK 2025065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 15, 2025, there were 15,300,000 Class A ordinary shares, $0.0001 par value and 3,825,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLACK SPADE ACQUISITION II CO

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLACK SPADE ACQUISITION II CO

BALANCE SHEETS

	March 31,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$1,960,838	$2,117,016
Prepaid expenses and other current assets	143,116	133,094
Total Current assets	2,103,954	2,250,110
Cash held in Trust Account	156,875,931	155,345,149
TOTAL ASSETS	$158,979,885	$157,595,259

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$60,000	$41,286
Accrued expenses	2,452,442	1,096,908
Total Current liabilities	2,512,442	1,138,194
Deferred underwriting fee payable	4,302,000	4,302,000
TOTAL LIABILITIES	6,814,442	5,440,194

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 15,300,000 shares at redemption value of $10.25 and $10.15 per share at March 31, 2025 and December 31, 2024, respectively	156,875,931	155,345,149

SHAREHOLDERS’ DEFICIT

Preferred shares, $0.0001 par value; 1,500,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 150,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 15,300,000 shares subject to possible redemption), respectively	—	—
Class B Ordinary Shares, $0.0001 par value; 15,000,000 shares authorized; 3,825,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	382	382
Additional paid-in capital	—	—
Accumulated deficit	(4,710,870)	(3,190,466)
TOTAL SHAREHOLDERS’ DEFICIT	(4,710,488)	(3,190,084)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$158,979,885	$157,595,259

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative expenses	$1,647,635
Loss from operations	(1,647,635)

Other income
Bank interest income	9,983
Interest earned on cash held in Trust Account	1,648,030
Total other income	1,658,013

Net income	$10,378

Weighted average shares outstanding, Class A redeemable ordinary shares	15,300,000
Basic and diluted net income per share, Class A ordinary shares	$0.00

Weighted average shares outstanding, Class B ordinary shares	3,825,000
Basic and diluted net income per share, Class B ordinary shares	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	3,825,000	$382	$—	$(3,190,466)	$(3,190,084)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,530,782)	(1,530,782)
Net income	—	—	—	—	—	10,378	10,378
Balance — March 31, 2025 (unaudited)	—	$—	3,825,000	$382	$—	$(4,710,870)	$(4,710,488)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$10,378
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash held in Trust Account	(1,648,030)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,022)
Accounts payable and accrued expenses	1,355,534
Due to related party	18,714
Net cash used in operating activities	(273,426)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	$117,248
Net cash provided by investing activities	117,248

Net Change in Cash	(156,178)
Cash – Beginning of period	2,117,016
Cash – End of period	$1,960,838

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLACK SPADE ACQUISITION II CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 9, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination Agreement

On January 27, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with The Generation Essentials Group (formerly known as World Media and Entertainment Universal Inc.), an exempted company incorporated with limited liability under the laws of the Cayman Islands, (“TGE”) and WME Merger Sub Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of TGE (“Merger Sub”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (“Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of TGE.

Pursuant to the Business Combination Agreement, among other things, prior to the effective time of the Merger (the “Merger Effective Time”), TGE will re-designate:

●	Each ordinary share of TGE (other than non-voting ordinary shares) that is not held by AMTD Digital Inc. (“AMTD Digital”) into one Class A ordinary share of TGE (“TGE Class A Ordinary Share”);
●	Each ordinary share of TGE (other than non-voting ordinary shares) that is held by AMTD Digital into one Class B ordinary share of TGE (“TGE Class B Ordinary Share”); and
●	Each non-voting ordinary share of TGE into one non-voting preferred share of TGE (“TGE Preferred Share”).

Pursuant to the Business Combination Agreement, immediately after the completion of the re-designation of shares and immediately prior to the Merger Effective Time, TGE will effect a share consolidation or subdivision such that:

●	Each TGE Class A Ordinary Share will be consolidated or divided into a number of TGE Class A Ordinary Shares equal to the Adjustment Factor (as defined below);

●	Each TGE Class B Ordinary Share will be consolidated or divided into a number of TGE Class B Ordinary Shares equal to the Adjustment Factor; and
●	Each TGE Preferred Share will be consolidated or divided into a number of TGE Preferred Shares equal to the Adjustment Factor (as defined below)

(such actions, collectively, the “Recapitalization”).

The “Adjustment Factor” will be the number resulting from dividing the Per Share TGE Equity Value by $10.00. The “Per Share TGE Equity Value” will be obtained by dividing (a) the equity value of TGE (being $488,000,000) by (b) the aggregate number of ordinary shares of TGE issued and outstanding immediately prior to the Recapitalization.

At the Merger Effective Time and as a result of the Merger:

●	Each Class B ordinary share of the Company, par value $0.0001 per share (“BSII Class B Ordinary Shares”) that is issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled in exchange for the right to receive one TGE Class A Ordinary Share;
●	Each Class A ordinary share of the Company, par value $0.0001 per share (“BSII Class A Ordinary Share”) that is issued and outstanding immediately prior to the Merger Effective Time (other than such BSII Class A Ordinary Shares that are treasury shares, validly redeemed shares or BSII Dissenting Shares (as defined below)) will be cancelled in exchange for the right to receive one TGE Class A Ordinary Share;
●	Each BSII Class A Ordinary Share that is held as a treasury share will be cancelled and cease to exist;
●	Each issued and outstanding BSII Class A Ordinary Share that is validly redeemed will be cancelled in exchange for the right to be paid a pro rata share of the aggregate amount payable with respect to the exercise of the redemption rights of Black Spade II Shareholders; and
●	Each issued and outstanding BSII Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands (“BSII Dissenting Share”) will be cancelled and carry no right other than the right to receive the payment of the fair value of such BSII Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands; and
●	Each issued and outstanding warrant of the Company exercisable for shares of the Company will be exchanged for a corresponding warrant exercisable for TGE Class A Ordinary Shares (“TGE Warrant”).

Under the Business Combination Agreement, upon Closing, the Sponsor will be entitled to receive a transaction bonus in the amount of $5,560,000. Such amount will be deducted from the Trust Account to the extent there remain any funds in the Trust Account after application of the funds in the Trust Account to satisfy any of the Company’s shareholders redemption, and any shortfall will be paid by TGE.

On April 11, 2025, TGE filed a registration statement on Form F-4 in connection with the proposed Business Combination (the “Registration Statement”). On May 9, 2025, the Registration Statement was declared effective by the SEC.

On May 9, 2025, TGE and the Company filed a definitive proxy statement for the extraordinary general meeting of shareholders of the Company to vote on certain matters related to the Business Combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, as filed with the SEC on March 10, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Going Concern

As of March 31, 2025, the Company had $1,960,838 in cash and working capital deficit of $408,488. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. This condition raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,960,838 and $2,117,016 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account were cash in a demand deposit account, amounting to $156,875,931 and $155,345,149, respectively. For the three months ended March 31, 2025, the Company withdrew $117,248 of interest earned on the cash held in Trust Account, for working capital purposes.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to Class A ordinary shares. Offering costs allocated to Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480, with the changes in fair value of the over-allotment liability recorded in the statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$153,000,000
Less:
Proceeds allocated to Public Warrants	(555,900)
Proceeds allocated to the over-allotment option	(253,969)
Class A ordinary shares issuance costs	(7,384,717)
Plus:
Remeasurement of carrying value to redemption value	10,539,735
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$155,345,149
Plus:
Remeasurement of carrying value to redemption value	1,530,782
Class A Ordinary Shares subject to possible redemption, March 31, 2025	$156,875,931

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Year
	Ended March 31,
	2025
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$8,302	$2,076
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,300,000	3,825,000
Basic and diluted net income per ordinary share	$0.00	$0.00

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 since fiscal year ended December 31, 2024 (Note 10).

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

On August 20, 2024, the Sponsor transferred a total of 630,000 Founder Shares to directors, officers and certain employees of Sponsor’s affiliates, at a price of $0.006 per share. The sale of the Founder Shares to each of the directors, officers and certain employees of Sponsor’s affiliates is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 630,000 shares granted to the directors, officers and certain employees of Sponsor’s affiliates was $1,096,200 or $1.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Due to Related Party

As of March 31, 2025 and December 31, 2024, the balance of due to related party was $60,000 and $41,286, respectively, mainly consisted of the unpaid administrative service fee.

Promissory Note — Related Party

On May 21, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Company withdrew $193,720 under the Promissory Note, which was fully repaid subsequent to the closing of the Initial Public Offering, on September 5, 2024. As of March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the Promissory Note and the note is no longer available.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 23, 2024, through the earlier of the consummation of the initial Business Combination and liquidation, to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2025, the Company incurred $60,000 in fees for these services, of which $60,000 was unpaid and included in due to related party in the accompanying unaudited condensed balance sheet as of March 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 15,300,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On May 21, 2024, 4,312,500 Class B ordinary shares were issued, of which an aggregate of up to 562,500 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 26, 2024, the underwriters partially exercised their over-allotment option and purchased an additional 300,000 Units. Due to the partial exercise and the decision to forfeit the remaining option, 487,500 Class B ordinary shares were forfeited, and the Sponsor subsequently holds 3,825,000 Founder Shares at March 31, 2025 and December 31, 2024.

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

NOTE 8. WARRANTS

As of March 31, 2025 and December 31, 2024, there were 16,220,000 warrants outstanding, including 5,100,000 Public Warrants and 11,120,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company did not have any assets or liabilities that are measured at fair value on March 31, 2025 and December 31, 2024.

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

The CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

March 31,
2025
Trust Account	$156,875,931
Cash	$1,960,838

For the Three Months Ended
March 31, 2025
General and administrative expenses	$1,647,635
Interest earned on the Trust Account	$1,648,030

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Black Spade Acquisition II Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Black Spade Sponsor LLC II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 9, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Recent Developments

Business Combination Agreement

On January 27, 2025, we entered into the Business Combination Agreement with TGE and the Merger Sub, pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of TGE (the “Merger”).

Pursuant to the Business Combination Agreement, among other things, prior to the “Merger Effective Time, TGE will re-designate:

●	TGE Each Class A Ordinary Share;
●	TGE Each Class B Ordinary Share; and
●	TGE Each Preferred Share.

Pursuant to the Business Combination Agreement, immediately after the completion of the re-designation of shares and immediately prior to the Merger Effective Time, TGE will effect a share consolidation or subdivision such that:

●	Each TGE Class A Ordinary Share will be consolidated or divided into a number of TGE Class A Ordinary Shares equal to the Adjustment Factor (as defined below);
●	Each TGE Class B Ordinary Share will be consolidated or divided into a number of TGE Class B Ordinary Shares equal to the Adjustment Factor; and
●	Each TGE Preferred Share will be consolidated or divided into a number of TGE Preferred Shares equal to the Adjustment Factor (as defined below)

(such actions, collectively, the “Recapitalization”).

The “Adjustment Factor” will be the number resulting from dividing the Per Share TGE Equity Value by $10.00. The “Per Share TGE Equity Value” will be obtained by dividing (a) the equity value of TGE (being $488,000,000) by (b) the aggregate number of ordinary shares of TGE issued and outstanding immediately prior to the Recapitalization.

At the Merger Effective Time and as a result of the Merger:

●	Each BSII Class B Ordinary Shares that is issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled in exchange for the right to receive one TGE Class A Ordinary Share;
●	Each BSII Class A Ordinary Share that is issued and outstanding immediately prior to the Merger Effective Time (other than such BSII Class A Ordinary Shares that are treasury shares, validly redeemed shares or BSII Dissenting Shares) will be cancelled in exchange for the right to receive one TGE Class A Ordinary Share;
●	Each BSII Class A Ordinary Share that is held as a treasury share will be cancelled and cease to exist;
●	Each issued and outstanding BSII Class A Ordinary Share that is validly redeemed will be cancelled in exchange for the right to be paid a pro rata share of the aggregate amount payable with respect to the exercise of the redemption rights of the Company shareholders;
●	Each BSII Dissenting Share will be cancelled and carry no right other than the right to receive the payment of the fair value of such BSII Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands; and
●	Each issued and outstanding warrant of the Company exercisable for shares of the Company will be exchanged for a TGE Warrant.

The Business Combination has been approved by the boards of directors of both the Company and TGE.

On April 11, 2025, TGE filed a registration statement on Form F-4 in connection with the proposed Business Combination (the “Registration Statement”). On May 9, 2025, the Registration Statement was declared effective by the SEC.

On May 9, 2025, TGE and the Company filed a definitive proxy statement for the extraordinary general meeting of shareholders of the Company to vote on certain matters related to the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 9, 2024 (inception) through March 31, 2025 have been organizational activities, those necessary to prepare for our Initial Public Offering, and, after the closing of our Initial Public Offering, identifying a target company and negotiating for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $10,378, which consisted of interest earned on cash held in Trust Account of $1,648,030 and Bank interest income of $9,983, partially offset by general and administrative cost of $ $1,647,635.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On August 29, 2024, we consummated our Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of an aggregate of 11,000,000 Private Placement Warrants at a price of $0.50 Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of $5,500,000.

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

For the three months ended March 31, 2025, cash used in operating activities was $273,426. Net income of $10,378 was affected by interest earned on cash held in Trust Account of $1,648,030. Changes in operating assets and liabilities provided by $1,364,226 of cash for operating activities.

As of March 31, 2025, we had cash held in Trust Account of $156,875,931 (including $3,875,931 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any and for working capital purpose, subject to an annual limit of 10% of interest earned on funds held in the Trust Account (“permitted withdrawals”). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended March 31, 2025, we withdrew $117,248 of interest earned on the cash held in trust account, for working capital purposes.

As of March 31, 2025, we had cash of $1,960,838 for working capital purpose. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such working capital loans may be convertible into Private Placement Warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025, there were no amounts outstanding under the working capital loan.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities other than described as below.

Administrative Service Fee

We entered into an agreement with an affiliate of the Sponsor on August 23, 2024, pursuant to which we agreed to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2025, we incurred $60,000 in fees for these services, of which $60,000 was unpaid and included in due to related party in the accompanying balance sheet as of March 31, 2025.

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

Financial Advisor Agreement

Clear Street LLC (“Clear Street”) and Cohen & Company Capital Markets (“Cohen”, and together with Clear Street, the “Advisors”) were formally engaged by us on January 26, 2025, to serve as our joint financial advisors and joint lead capital markets advisors in connection with the Business Combination. In connection therewith, the Advisors are providing capital markets advice to us, including advice on strategic issues relating to the Business Combination such as valuation, and general assistance in implementing and closing the Business Combination, including but not limited to coordinating marketing efforts. Under the terms of such engagement, upon the closing of the Business Combination, the Advisors will receive a fee of $1,500,000 in return for such advisory services, which will be shared equally among them and will be payable from the amounts held in the Trust Account solely in the event that we complete a Business Combination as part of our Initial Public Offering underwriters’ deferred underwriting fee of up to $4,302,000. This agreement expires eighteen months from the date thereof, unless extended in writing by the parties.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 since fiscal year ended December 31, 2024 (Note 10).

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2024, we consummated the Initial Public Offering of 15,000,000 Units at $10.00 per Units, generating gross proceeds of $150,000,000. Clear Street and Cohen acted as joint book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-280385). The SEC declared the registration statements effective on August 23, 2024.

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

During the quarter ended March 31, 2025, there were no unregistered sales of our equity securities and we did not repurchase any shares of our equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Business Combination Agreement, dated January 27, 2025, by and among the Company, TGE and Merger Sub (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025)

10.1

Shareholders Support and Lock-Up Agreement and Deed, dated January 27, 2025, by and among the Company, TGE and the Persons listed therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025)

10.2

Sponsor Support Agreement and Deed, dated January 27, 2025, by and among the Company, TGE, the Sponsor and the Persons listed therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025)

10.3

Joinder to Sponsor Support Agreement and Deed, dated February 26, 2025, by and among the Company, TGE, the Sponsor and the Persons listed therein (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K/A filed with the SEC on March 10, 2025)

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

BLACK SPADE ACQUISITION II CO

Date: May 15, 2025	By:	/s/ Dennis Tam
	Name:	Dennis Tam
	Title:	Executive Chairman of the Board and Co-Chief Executive Officer

Date: May 15, 2025	By:	/s/ Kester Ng
	Name:	Kester Ng
	Title:	Director, Co-Chief Executive Officer and Chief Financial Officer